Form 10-Q
period 2023-11-30
Blue Chip Capital Group Inc.
filed 2024-01-22
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 333-273760

BLUE CHIP CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-3870355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite 373, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 629-1990

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

79,235,250 common shares issued and outstanding as of January 18, 2024.

2

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023

3

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2023	May 31, 2023

ASSETS
Current Assets
Cash	$1,950	$1,758
Total Current Assets	1,950	1,758
Other Assets
Software Application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$90,540	$90,348

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	-	47,024
Due to related parties	17,664	2,874

Total Liabilities	17,664	49,898

Stockholders’ Equity (Deficit)
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on November 30, 2023, and on May 31, 2023, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 79,235,250 issued and outstanding, on November 30, 2023, and 153,506,250 on May 31, 2023, respectively	7,923	15,351
Additional paid-in capital	1,564,274	1,301,409
Accumulated deficit	(1,499,109)	(1,276,410)
Total Stockholders’ Equity (Deficit)	72,876	40,450

Total Liabilities and Stockholders’ Equity (Deficit)	$90,540	$90,348

The accompanying notes are an integral part of these consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30				Six Months Ended November 30
	2023		2022		2023		2022
Revenues:	$		$		$		$

Operating Expenses:
General & Administrative expenses		11,748		75,470		222,699		81,433
Total Operating expenses		11,748		75,470		222,699		81,433

Loss from operations		(11,748)		(75,470)		(222,699)		(81,433)

NET LOSS		$(11,748)		$(75,470)		$(222,699)		$(81,433)

Net Loss Share Basic and Diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted		76,110,250		153,206,250		76,110,250		153,206,250

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity/
	Shares	Amounts	Shares	Amount ($)	Capital ($)	Deficit ($)	(Deficit) ($)
Balance May 31, 2022,	999,999	100	153,040,000	15,304	1,146,581	(1,102,774)	59,211
Net Loss	-	-	-	-	-	(5,962)	(5,962)
Balance August 31, 2022	999,999	100	153,040,000	15,304	1,146,581	(1,108,736)	53,249

Balance May 31, 2023	999,999	100	153,506,250	15,351	1,301,409	(1,276,410)	40,450
Issuance of Common shares for cash	-	-	729,000	73	255,052	-	255,125
Cancel Founders shares	-	-	(78,125,000)	(7,500)	7,500	-	-
Net Loss	-	-	-	-	-	(210,951)	(210,951)
Balance August 31, 2023	999,999	100	79,235,250	7,924	1,563,961	(1,487,361)	84,624
Net Loss						(11,748)	(11,748)
Balance November 30, 2023,	999,000	100	79,235,520	7,924	1,563,961	(1,499,109)	72,876

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	November 30, 2023	November 30, 2022
Cash Flows From Operating Activities:
Net Loss	$(222,699)	$(81,433)
Adjustments to reconcile net loss to net cash used in operations
Expenses contributed by related parties	-	-
Changes in operating assets and liabilities:
Accounts payable	(47,024)	-
Due to related parties	14,790	-
Net Cash Used In Operating Activities	(254,933)	(81,433)

Cash Flows From Investing Activities:
Cash paid for development of application	-	-
Net Cash Used in Financing Activities	-	-

Cash Flows From Financing Activities:
Proceeds shareholder contribution	-	37,376
Proceeds from sale of common stock	255,125	49,875
Net Cash Provided by Financing Activities	255,125	87,251

Net Increase (Decrease )in Cash	192	5,818

Cash at Beginning of Period	1,758	7,496

Cash at End of Period	$1,950	$13,314

Supplemental disclosure of cash flow information:
Founders’ shares cancelled	$7,812	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Blue Chip Capital Group, Inc. (the Company;) was incorporated in the State of Delaware on November 27, 2019, under the name of Blue-Chip Financial Group Corp. It was subsequently redomiciled to the state of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc. This is the first reporting date on the Company’s activity as a Nevada corporation following December 1, 2023, the date that the United States Securities and Exchange Commission (“SEC”) declared the Company’s registration statement on Form S-1 effective (the “Effective Date”).

The Company is developing stage Company that has created a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company’s business purpose is to identify, research and if determined to meet the Company’s criteria, acquire an interest in business opportunities available for the Company to leverage. The Company is not restricting its business development criteria to any specific business, industry, or geographical location. The Company may in fact participate in a business venture of virtually any kind or nature so long that it is in the best interest of the Company and its shareholders in an effort to build long-term shareholder value.

To date, the Company has established four wholly owned and majority owned Subsidiaries: Raisewise USA, Inc., a New York corporation (100% owned); Raisewise Sweden AB (80% owned), Raisewise Morocco SARL (100% owned) and the recently formed Raisewise Brazil LTDA (95% owned) to operate in the Crowdfunding industry under the Raisewise name in their respective jurisdictions, with each of these subsidiaries owning its own platform. The first Subsidiary established, Raisewise USA, has been registered and authorized as a Crowdfunding entity by the SEC. Raisewise Sweden and Raisewise Morocco have received requisite licenses from the respective securities/regulatory authorities in Sweden and Morocco and Raisewise Brazil was recently organized and is in the process for applying for licenses in Brazil, the timing of which cannot be determined at present or at which time, if ever, that Raisewise Brazil will own its own platform and have license and management agreements. On December 22, 2020, Medcap LTD agreed to purchase a twenty percent (20%) ownership in the Raisewise Sweden AB Subsidiary for $50,000. The Subsidiaries each act independently, but are accretive to one another, and operate under the name Raisewise in their respective jurisdictions. No assets or liabilities have been recorded on its balance sheet, nor have the Subsidiaries had any active business operations, other than organizational and initial regulatory registration activities, since inception.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues since inception, has a net loss for the six months ended November 30, 2023 and an accumulated deficit of $1,499,109. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

Management plans to identify adequate sources of funding to provide operating capital for continued growth. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under FASB ASC 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and © a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended May 31, 2023, 2022 and 2021 for U.S. Federal Income Tax and for the State of Nevada The Company has net operating loss carry forwards in the amount of approximately $1,499,109 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $520,570 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at May 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility

.

Financial Instruments

The Company’s balance sheet is limited to organizational startup costs due to its inception in December 2020. ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level–1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Warrants

On June 29, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,440,000 shares of common stock for $45,000. In further consideration hereof, the Company will provide warrants to Purchaser allowing Purchaser to purchase a total of Three Hundred and Seventy-Eight Thousand (378,000) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2022, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. The warrants will exercisable by cash payment only.

On July 3, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,600,000 shares of common stock for $50,000. In further consideration hereof, the Company will provide warrants to Purchaser allowing Purchaser to purchase a total of Four Hundred and Twenty Thousand (420,000) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2022, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. The warrants will be exercisable by cash payment only.

During the months ended August 31, 2023, the Company entered into several subscription agreements with a third parties who agreed to purchase 1,195,250 shares of common stock for $410,000. In further consideration hereof, the Company will provide warrants to Purchaser allowing Purchaser to purchase a total of Two Hundred and Ninety Seven Thousand six hundred (297,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand Eight and eight (148,800) shares of the Company’s common stock on or before July 17, 2024 at a price of Sixty five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Eight and eight (148,800) of the Company’s common stock on or before July 17, 2025 at a price of Ninety Cents ($.90) per share; The warrants will exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled. As of August 31, 2021, there were 1,118,100 warrants outstanding with a weighted average exercise price of $0.72, a weighted average remaining expiration period of approximately 3.0 years and intrinsic value of zero.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. As of August 31, 2023, the Company does not have any Long-Lived Assets.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). As of November 30, 2023, and May 31, 2023, the Company did not have any Fixed Assets.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Stock-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transaction, as of August 31, 2023, the company issued shares for services at par value since the stock is has no established market price at this time.

Earnings (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and upon the conversion of notes. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At November 30, 2023, the Company had 1,000,600 warrants outstanding to purchase shares of common stock which are potentially dilutive.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 – RELATED PARTIES

During the six months ended November 30, 2023 and 2022, members of management and shareholders have contributed capital to the Company by funding operating expenses in the amounts of $14,790 and zero, respectively. As of August 31, 2023 and May 31 2023, the amount due to related parties was $16,914 and $2,874 respectively.

NOTE 5 – SOFTWARE APPLICATION

The Company is in the process of developing a software platform for use on the Company’s website. The platform is expected to go live in the near future. During the three months ended August 31, 2023, and 2022, the Company incurred development costs of $0 and $0, respectively. At August 31, 2023 and May 31, 2023, total platform development capitalized expenditures were $88,590 and $88,590, respectively. Once complete, the Company will begin depreciating the platform over its estimated useful life of three years.

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Preferred Series A Stock, at a par value of $.0001 of which 999,999 shares were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. The holder of the Series A Preferred Stock shall have full voting rights and powers on all matters subject to a vote by the holders of the Corporation’s Common Stock and Series A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty-eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power. Unless otherwise declared from time to time by the Board of Directors, out of funds legally available thereof, the holders of shares of the outstanding shares of Series A Preferred Stock shall not be entitled to receive dividends. Holders of Series A Preferred Stock shall not be entitled, as a matter of right, to subscribe for, purchase or receive any part of any stock of the Corporation of any class whatsoever, or of securities convertible into or exchangeable for any stock of any class whatsoever, whether now or hereafter authorized and whether issued for cash or other consideration or by way of dividend by virtue of the Series A Preferred Stock nor shall the shares of Series A Preferred Stock be convertible into shares of the Corporation’s Common Stock. The shares of Series A Voting Preferred Stock being issued to the Holders are not transferable.

Common Stock

During the six months ended August 31, 2023, the Company entered into several subscription agreements with investors who agreed to purchase 729,000 shares of common stock for $255,125. In further consideration hereof, the Company provided warrants to the purchasers allowing purchasers to purchase a total of Two Hundred and Ninety One Thousand six hundred (291,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Five Thousand, Eight Hundred (145,800) shares of the Company’s common stock within one year of the date of the Company’s registration statement at a price of Sixty-five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Five Thousand, Eight Hundred (145,800) shares of the Company’s common stock within two-years of the date of the Company’s registration statement at a price of Ninety Cents ($.90) per share; The warrants are exercisable by cash payment.

On July 15, 2023, the Company’s founders returned and cancelled 78,125,000 of the founders’ shares issued at the inception of the Company.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events were evaluated through January 22, 2024, which is the date the financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. When the words “believe,” “expect,” “plan,” “project,” “estimate,” and similar expressions are used, they identify forward-looking statements. These forward-looking statements are based on management’s current beliefs and assumptions and information currently available to management, and involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Information concerning factors that could cause our actual results to differ materially from these forward-looking statements can be found in our periodic reports filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this report are made only as of the date of this report. We disclaim any obligation to update any forward-looking statements whether as a result of new information, future events, or otherwise.

Blue Chip Capital Group, Inc., a Nevada corporation (the “Company”) owns wholly owned and majority owned subsidiaries that operate independently but are accretive to one another under the name Raisewise. Our Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. The ceiling on money raises via crowdfunding platform in the U.S. was formerly USD $1,070,000, until the upper limit was raised in October 2020 to USD $5,000,000. Each investor can find projects that fit their particular business and investor needs from USD $1,000 projects up to USD $5,000,000 and from simple personal loans to real estate equity investments, for example.

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2023, nor through the six-month period ended November 30, 2023, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its Registration Statement declared effective by the SEC on December 1, 2023; and/or (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred net losses for the years ended May 31, 2023 and 2022 of ($176,636) and ($105,874), respectively. During the interim three and six-month periods ended November 30, 2023, the Company incurred net losses of ($11,748) and ($222,699) respectively, compared to net losses of ($75,470) and ( ($81,433) for the same three and six-month periods of 2022. Cumulative losses since inception through November 30, 2023 are ($1,499,109). The Company has net negative working capital at its fiscal year ended May 31, 2023 of ($45,226). The Company has net negative working capital at its six-month period ended November 30, 2023 of ($15,714).

During the six-month period ended November 30, 2023, the Company raised $255,125 from private stock offerings to third-party accredited investors, as that term is defined under Rule 501 of Regulation D promulgated by the Commission under the Act, as compared to $87,251 during the same six-month period of the prior year, which sales were made in reliance upon Regulations D and S promulgated by the SEC under the Securities Act of 1933, as amended (the “Act”). While the Company reasonably believes that it will be able to continue to raise capital from sales to third-party investors under SEC rules, as well as from advances from related parties, the Company has no current arrangements or commitments from third-party investors or related parties nor can there be any assurance that the Company will be able to continue to support its operations through private offerings of its securities or advances from related parties on a long term basis. The Company will be dependent upon the raise of equity capital from the public offering (“IPO”) under the Registration Statement and there can be no assurance that the Company will be successful in raising sufficient proceeds from the IPO.

This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst-case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds both privately and publicly, of which there can be no assurance, in order to grow the Company’s underlying planned businesses. As explained above, the Company is currently raising working capital to fund its operations, principally via limited private placements of equity securities including Common Stock and warrants, in reliance upon the exemption under Reg S promulgated by the Commission under the Act. In addition, the Company has ongoing and pending contracts that are expected to generate operating cash to support operations during the next 12 months, of which there can be no assurance. Despite its limited cash resources, the Company has been able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital from related party advances and private sales of equity securities to accredited investors, notwithstanding the fact that the Company has substantial commitments for capital expenditures.

The Company believes that it possesses the ability to meet requirements in the short-term (the next 12 months from the most recent fiscal period ended November 30, 2023) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Year Ended May 31, 2023, compared to the Year Ended May 31, 2022

Operating Expenses

Operating expenses incurred for the year ended May 31, 2023, were $173,636 compared to operating expenses of $105,874 for the year ended May 31, 2022, an increase of $67,762, which is principally due the increased legal and accounting fees related to this Registration Statement and the fees related to the Subsidiaries filing in their respective jurisdictions.

Liquidity and Capital Resources

At May 31, 2023, the Company had a working capital deficit of $48,140 compared to a working capital deficit of $25,379 at May 31, 2022. The increase in the working capital deficit is due to a decrease in payables due to related parties, offset by an increase in accounts payable.

The Company used $156,613 in operating activities $73,014 in operating activities for the fiscal year ended May 31, 2023, compared to $73,014 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the fiscal year ended May 31, 2021, as discussed under Operating Expenses above.

The Company received $154,875 provided by financing activities during the fiscal year ended May 31, 2023, compared to $95,000 provided by financing activities during the fiscal year ended May 31, 2022. The increase is due to the sale of shares of equity unites during the year ended May 31, 2023.

Interim Period Results for the Three and Six Months Ended November 30, 2023 and 2022

Operating Expenses

Operating expenses incurred for the three and six months ended November 30, 2023, were $11,748 and $222,699, respectively, compared to $75,470 and $81,433, respectively, for the three and six months ended November 30, 2022, the majority of which changes were due primarily to increased legal and accounting fees related to the preparation and filing of amendments to the Company’s Registration Statement with the SEC. General and administrative expenses are reflective of the additional legal and accounting discussed in Operating Expenses related to the Interim Periods above.

Liquidity and Capital Resources

At November 30, 2023, the Company had a working capital deficit of $15,714, compared to a working capital deficit of $48,140 on May 31, 2023. The decrease in the working capital deficit is due primarily to a decrease in accounts payable of $47,024.

The Company used $254,933 in operating activities for the six months ended November 30, 2023, compared to $81,433 for the three months ended November 30, 2022. The increase in use of operating cash flows is due primarily to the pay down of accounts payable and an increase in amounts paid for general and administrative expenses for legal and accounting fees, principally related to the Registration Statement.

The Company received $255,125 provided by financing activities during the six months ended November 30, 2023, compared to $49,875 during the six months ended November 30, 2022. The increase is due to the sale of equity units during the six months ended November 30, 2023.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer, its Principal Executive Officer, its Principal Financial Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, he concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience necessary in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business as described above and our Plan of Operations as described in our Registration Statement:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES ISSUED BY THE COMPANY INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ ALL OF THE COMPANY’S FILINGS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

You should be aware that there are substantial risks to an investment in our Units, including common stock and warrants underlying the Units, which securities are subject to our IPO . Carefully consider these risk factors, along with all of the other information included in this report, before you decide to invest in shares of our common stock.

If any of the following risk factors were to occur, our business, financial condition, results of operations or future prospects could be materially adversely affected. If that happens, the market price for our common stock, if any, could decline, and prospective investors would likely lose all or even part of their investment.

Risks Related to our Financial Condition

Because this is a best effort Offering, investors who invest initially will be subject to more risk than later investors.

We are seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units pursuant to our registered IPO (“Offering”), not including an additional $25,000,000 if all of the Warrants are exercised at the Warrant Exercise Price of $2.50, of which there can be no assurance. The foregoing does not include any commissions payable to placement agents, which amount cannot be determined at present but which will not exceed 9% of the gross proceeds of the Units sold as a direct result of the efforts of the placement agents. Our net proceeds from the Offering will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and recently in Brazil (pending Brazil’s license application/approval process) and elsewhere in Europe; (ii) pay the expenses of the Unit Offering including any placement agent fees; (iii) for working capital and general corporate purposes; and (iv) fund growth initiatives, including potential future acquisitions. Notwithstanding the foregoing, the Company has no present plans, arrangements or agreements for any such acquisitions. See “Description of Securities – Unit Offering.” Because this is a best effort Offering, the earlier investors invest in the Offering, the greater degree of risk they will incur. For example, if the Company raises an immaterial amount, investors will be subject to greater risk than if all or substantially all of the Units are sold and gross proceeds of at least $5,000,000 or up to $20,000,000 is raised. This is because there is no minimum amount of proceeds that the Company must raise from the Offering. If we do not raise a substantial amount of proceeds, we may not have sufficient working capital to be able to carry out our business plan. In that event, we will be required to seek other financing, either debt or equity or a combination thereof, which, if available, may be very dilutive and expensive or be at terms and conditions not acceptable to the Company. In that event, your investment will be adversely affected. There can be no assurance that we will be successful in selling Units or that our Units, Common Stock and Warrants will become subject to quotation of the OTCQB or listing on NASDAQ.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need approximately $150,000 per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from the Offering, if successful, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2023 and 2022 and our interim financial statements for the period ended November 30, 2023, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations disclosed elsewhere in the Prospectus.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Prospectus before deciding to purchase the Units subject of the Offering or of our Common Stock in the open market or otherwise. Our business, financial condition or results of operations could be affected materially and adversely by any or all the risks set forth under “Risk Factors” and elsewhere in this Prospectus.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from equity or loans from our management and founders. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $2,000,000 during the next twelve months to fulfill our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” (defined herein as our source code and intellectual property) strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

The Company is a holding company that owns intellectual property developed by Raisewise USA and held nominally by its wholly owned and majority owned subsidiaries, Raisewise Sweden, Raisewise Morocco and Raisewise Brazil. This intellectual property consists primarily of source code, maintenance contracts, the RaiseWise brand and trademark and associated technologies. Blue Chip will monetize its intellectual property through Franchise contracts, as further described herein. By owning the source code, the Company will be able to develop new platforms and opportunities, including White Labeling opportunities, around the globe to franchise to new clients to further monetize the Company’s assets.

The Company expects that a fully operational crowdfunding platform could be sold between $50,000-$100,000 USD depending upon add-ons and complexity of a given project. Our cost to create a new platform (because the Company owns the source code) is estimated to be between $4,000 to $10,000 USD. The Company can create a generic White Label platform for a client or further engage and fully develop a custom platform as required. After installation, the Company can be called upon to update, adapt, improve, maintain and modernize a client’s platform. There is no limit to the number of platforms that may be created, developed and maintained. We cannot be sure that any additional funding will be available on terms favorable to us or at all. Any additional equity financing may be dilutive to our shareholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

We have a limited operating history; it is difficult to evaluate our business and future prospects and increases the risks associated with investment in our securities.

We only have a limited history, having been organized under the laws of Nevada on November 27, 2019, and only limited business operations to date, principally related to start-up and formation of our Raisewise USA subsidiary’s operations as well as our Subsidiaries in Sweden and Morocco and our new subsidiary in Brazil which has a planned filing with Brazilian securities authorities. We also have planned filings with FINRA for our Raisewise crowdfunding Subsidiaries. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its early stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described herein will materialize or prove successful, or that we will be able to finalize development of our products or operate profitably. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

Risks Related to our Business

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Based on our recurring losses incurred during our startup and early development stage, and limited operating history, we may not be able to successfully implement our business plan; our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO may need of additional capital. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended November 30, 2023, have an accumulated deficit of $1,499,109. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended May 31, 2023, and 2022 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations in which case you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We have only recently commenced limited operations, will not generate any revenue unless we are successful in the Offering and in implementing our business plan and may need additional capital to fund our activities.

We currently have not commenced active operations in any of our Subsidiaries and expect to continue to incur losses for the foreseeable future. Unless we can be successful in starting Crowdfunding operations, we will not generate any revenues in the near term and we will continue to incur expenses related to our reporting obligations under applicable Securities Exchange Act of 1934 (the “Exchange Act”). We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to manage our growth, if any, effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Significant rapid growth could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure, and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our operational, financial, and management controls and procedures. If we do not manage our growth effectively, slower growth is likely to occur, thereby slowing or negating our ability to achieve and sustain profitability.

We operate in a regulatory environment that is evolving and uncertain.

The regulatory framework for online capital formation or crowdfunding is very new. The regulations that govern our operations have been in existence for a very few years. Further, there are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our platforms’ services. For instance, over the past year, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services), or could increase our regulatory burden, including requiring us to register as a broker-dealer. Any such changes would have a negative impact on our business.

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further our subsidiary, Raisewise US, is expected to be registered as a funding portal and regulated entities such as us are often subject to FINRA fines. In addition, some of the restriction and rules on our subsidiary could adversely affect and limit some of our business plans.

In the event we are required to register as a broker-dealer, our business model could be harmed.

Under our current structure, we believe we are not required to register as a broker-dealer under federal and state laws. Further, none of our officers or our chairman has previous experience in securities markets or regulations or has passed any related examinations or holds any accreditations. We comply with the rules surrounding funding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations, see “Business – Regulations.” However, if we were deemed by a relevant authority to be acting as a broker-dealer, we could be subject to a variety of penalties, including fines and rescission offers. Further, we may be required to register as a broker-dealer, which would increase our costs, especially our compliance costs. If in those circumstances we decided not to register as a broker-dealer or act in association with a broker-dealer in our transactions, we may not be able to continue to operate under our current business model.

We may be liable for misstatements made by issuers on our funding portal.

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements made misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. There may also be circumstances in which we are held liable for making misleading statements in connection with Regulation A and Regulation D offerings. See “Regulation – Regulation Crowdfunding – Liability” and “Regulation – Regulation A and Regulation D – Liability.” Even though due diligence defenses may be available, there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business.

Our compliance is focused on U.S. laws and we have not analyzed foreign laws regarding the participation of non-U.S. residents.

Some of the investment opportunities posted on our platform are open to non-U.S. residents. We have not researched all the applicable foreign laws and regulations, and therefore we have not set up our structure to be compliant with all those laws. It is possible that we may be deemed in violation of those laws, which could result in fines or penalties as well as reputational harm. This may limit our ability in the future to assist companies in accessing money from those investors, and compliance with those laws and regulation may limit our business operations and plans for future expansion.

Raisewise’s Crowdfunding products and services are relatively new in an industry that is still quickly evolving.

The principal securities regulations that our Crowdfunding operations will be subject to, Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2015 and 2016, respectively. Raisewise’s ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

We are reliant on one main type of service.

All of current services are variants on one type of service, providing a platform for online capital formation. Our revenues are therefore wholly dependent upon the market for online capital formation and our ability to comply with the regulatory requirements in each such market.

Raisewise and its providers are vulnerable to hackers and cyber-attacks.

As an internet-based business, we may be vulnerable to hackers who may access the data of our investors and the issuer companies that utilize our platform. Further, any significant disruption in service on the StartEngine platform or in its computer systems could reduce the attractiveness of the StartEngine platform and result in a loss of investors and companies interested in using our platform. Further, we rely on a third-party technology provider to provide some of our back-up technology as well as act as our escrow agent. Any disruptions of services or cyber-attacks either on our technology provider or on StartEngine could harm our reputation and materially negatively impact our financial condition and business.

Our business could be negatively affected by any adverse economic developments in the securities markets or the economy in general.

We depend on the interest of individuals in obtaining financial information and securities trading strategies to assist them in making their own investment decisions. Significant downturns in the securities markets or in general economic and political conditions may cause individuals to be reluctant to make their own investment decisions and, thus, decrease the demand for our products. Significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products.

We will need to introduce new products and services and enhance existing products and services to remain competitive.

Our future success depends in part on our ability to develop and enhance our products and services. In addition, the adoption of new Internet, networking, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to enhance or adapt our services or infrastructure. There are significant technical and financial costs and risks in the development of new or enhanced products and services, including the risk that we might be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce, and market enhanced or new products and services. An inability to develop new products and services, or enhance existing offerings, could have a material adverse effect on our profitability.

We may rely on external service providers to perform certain key functions.

We may rely on a number of external service providers for certain key technology, processing, service, and support functions. External content providers provide us with financial information, market news, charts, option and stock quotes, research reports, and other fundamental data that we offer to clients. These service providers face technological and operational risks of their own. Any significant failures by them, including improper use or disclosure of our confidential client, employee, or company information, could cause us to incur losses and could harm our reputation.

We cannot assure that any external service providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any external service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures, or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, could have a material adverse effect on our business, results of operations, and financial condition.

Our business could be negatively affected if we are required to defend allegations that our direct selling activities are fraudulent or deceptive schemes, are against public interest, or are the sale of unregistered securities.

Direct selling activities are regulated by the FTC, as well as various federal, state, and local governmental agencies in the United States and foreign countries. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales. Regulators may take the position that some or all of our products are deemed to be securities, the sale of which has not been registered. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we may be subject from time to time to government investigations related to our direct selling activities. This may require us to make changes to our business model and our compensation plan.

Our independent distributors and subsidiaries could fail to comply with applicable legal requirements or our policies and procedures, which could result in claims against us that could harm our business.

Our independent distributors are independent contractors and our Subsidiaries outside the United States (Raisewise Sweden, Raisewise Morocco and the recently organized Raisewise Brazil) will rely on local management and controls and, accordingly, we are not in a position to directly provide the same oversight, direction, and motivation as we could if they were our employees. As a result, we cannot assure that our independent distributors and/or our wholly and majority owned foreign Subsidiaries in Sweden, Morocco and Brazil will comply with applicable laws or regulations or our distributor policies and procedures.

Extensive federal, state, local, and international laws and authorities regulate our business, products, and direct selling activities. Because we are expanding into foreign countries, our policies and procedures for these foreign operations differ slightly or perhaps significantly in some countries due to the different legal requirements of each country in which we do business.

Our future success is largely dependent on our current management.

Our business was built by the vision, dedication, and expertise of our executive officers and board of directors (collectively, our “Management”), who are responsible for our day-to-day operations and creative development. Our success is dependent upon the continued efforts of these people. If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to our success. The loss of the services of these professionals, especially in the development of future proprietary software, patents, or applications, would adversely affect our business.

We are a controlled company.

A “controlled company” refers to a company controlled by another entity or another person by owning more than 50% of the total voting shares. As such, that entity or person has the decisive voice for managing the affairs of the Company. Since the majority of the holding is with a person or group, there is a risk for the interest of minority shareholders of the Company. There is the risk that minority holders might not receive the proportionate shares, and there could be a transfer of the resources of the Company by controlling shareholders for private purposes. The majority of the votes in the Company belongs to the controller in practice. Hence, the decision made by them is the decisions of their own, which might not be good for the Company as a whole. For example, in case the controller decides by giving priority to their motive; then it may prove riskier for the Company, which is being controlled by others. Reference is made to the disclosure under “Preliminary Prospectus” on page 2 above, under the Risk Factor: “Our CEO will be a “Control Person” and the Company will be a “Controlled Company” below and under “Principal Stockholders” below.

Risks Related to the Offering and Ownership of the Units, Common Stock and the Warrants

There is no established market for the Units, Common Stock or the Warrants and an active trading market may not develop nor be sustained.

There is no established trading market for the Units, the underlying Common Stock or the Warrants and we do not know if a market will develop on the OTCQB, any other OTC Markets or the NASDAQ (if we become eligible for listing, of which there can be no assurance based upon our Offering Price, among other factors) or, if it does, how active it will be or whether it will be sustained. We cannot assure you that we will meet the quantitative listing requirements for any other market or exchange or that any application will be approved. The liquidity of the market for our Units, Common Stock and the Warrants depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of these securities, our compliance with the timely reporting requirements of the Exchange Act, the market for similar securities and the interest of broker dealers in making a market in these securities. The market for the Warrants will be linked to the price and the liquidity of our Common Stock. We cannot predict with certainty the extent of investor interest in the Units, the shares of Common Stock and the Warrants, or how liquid that market will be. Without an active trading market, the liquidity of these securities will be limited.

A market maker, a FINRA registered broker-dealer, must make a Form 211 application to FINRA in order to obtain trading symbols for the Company’s Units, Shares and Warrants.

In order for the Company to obtain ticker symbols for its Units, Common Stock and Warrants, a market maker must submit a Form 211 on behalf of the Company to FINRA. A market maker is a FINRA registered broker-dealer firm that accepts the risks associated holding any number of shares or participating in the offering of shares of any company in an initial public offering or IPO (such as the Company) in the “going public process.” Obtaining ticker symbols for the securities being offered by the Company in this Registration Statement, of which this prospectus is a part, is the last step in the process and only a market maker, not an issuer, may make application to FINRA for ticker symbols.

The market price of the Units, the Common Stock and the Warrants could be substantially affected by various factors.

The market price of the Units, Common Stock and the Warrants could be subject to wide fluctuations in response to numerous factors. The price of the Units and Common Stock that will prevail in the market after the Offering may be higher or lower than the Unit Offering Price, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of our securities;
●	trading prices of similar securities;
●	our history of timely filing of reports under the Securities Exchange Act of 1934 (“Exchange Act Reports”);
●	general economic and financial market conditions;
●	government actions or regulations related to crowdfunding;
●	the financial condition, performance and prospects of us and our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
●	our issuance of additional equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

The Warrants are likely to trade in the same manner as our Common Stock.

As a result of these and other factors, investors who purchase the Units in the Offering may experience a decrease, which could be substantial and rapid, in the market price of the Units, Common Stock and the Warrants, including decreases unrelated to our operating performance or prospects.

Our CEO will be a “Control Person” and the Company will be a “Controlled Company.”

Following the Offering, we will be a “controlled company,” which is defined to be a company of which more than 50% of the voting power is held by an individual, group or another company. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our CEO, CFO, Director and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 79,2355,250 outstanding shares of Common Stock, representing approximately 67% of the outstanding Common Stock prior to the Offering. In addition, RN & NM Corp. and Titan Ventures, Inc. each owns 333,333 shares of Series A Voting Preferred Stock, representing 66 and 2/3% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Series A Voting Preferred Stock then outstanding. Subsequent to the Offering, assuming all of Units are sold, there will be an additional 10,000,000 shares of Common Stock outstanding and, as a result, Mr. Moran will control 53,125,000 shares of Common Stock of the total of 89,235,250 shares of Common Stock outstanding, representing approximately 59.5% of the total outstanding shares of Common Stock and, in addition, Mr. Moran, by virtue of his control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66 and 2/3% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 40,455,335 votes, representing 93,580,335 votes of the total voting rights of 149,915,220 shares of voting capital stock, which includes the voting rights of the remaining 333,333 shares of Series A Voting Preferred Stock, resulting in Mr. Moran’s control of approximately 62.4% of the total voting capital stock of the Company. As a result. Mr. Moran is deemed to be a “Control Person” of the Company, as defined under Section 2(a)2 of the Act.

Management will have broad discretion in the use of the proceeds of the Offering.

We intend to use the net proceeds of the Offering principally for working capital and general corporate purposes to support our business plan and future growth, of which there can be no assurance. We have not allocated any specific portion of the net proceeds to any particular purpose and our management will have the discretion to allocate the proceeds as it determines. We will have significant flexibility and broad discretion in applying the net proceeds of the Offering. Our management might not be able to yield a significant return, if any, on any investment or use of these net proceeds and you will not have the opportunity to influence our decisions on how to use our net proceeds from the Offering.

Risks Relating to Our Common Stock

We have only a very limited operating history and may expect to report future losses that may cause our stock price to decline.

Since our inception, we have had only limited operating history, mostly related to that of any start-up business and the organization and planned registration with FINRA of our crowdfunding subsidiaries under our Raisewise name. We cannot be certain whether we will ever be profitable, or if we do, that we will be able to continue to be profitable. Also, any economic weakness or global recession may limit our ability to market our products and services. Any of these factors could cause our stock price to decline and result in our stockholders losing a portion or all of their investments.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our Common Stock which may affect the trading price of our Common Stock.

Since our Common Stock is expected to trade below $5.00 per share, our Common Stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our Common Stock and reducing the liquidity of an investment in our Common Stock.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because our revenues are not yet sufficient to cover expenses or fund our growth, we need to secure ongoing funding. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued, and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

The market price of our securities may fluctuate and be extremely volatile.

To date, there has been no trading in any of our securities, including our Units, Common Stock or Warrants. We believe this potential volatility, if and when a trading market develops, of which there can be no assurance, may be caused, in part, by variations in our quarterly operating results, delays in development of our markets for crowdfunding, changes in market valuations of similar companies, and the volume of our stock in the market.

Additionally, in recent years the stock market in general, and the OTC Markets and financial stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of other companies involved directly or indirectly in crowdfunding is not necessarily an indicator of how our securities will trade in the future and our trading price will not necessarily an indicator of what the trading price of our Common Stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on our stock price.

Shares of our Common Stock may never become eligible for trading on any national securities exchange.

We cannot assure that we will ever be listed on the on Nasdaq or any national securities exchange. Listing on one of the Nasdaq markets or one of the other national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or if listed, could be delisted. This could result in a lower trading price for our Common Stock and may limit the ability of our stockholders to sell their shares, which could result in a loss of some or all of their investments. After this Registration Statement is declared effective, of which there can be no assurance, we intend to apply for our securities to be subject to quotation on the OTC Markets.

If we fail to file periodic reports with the SEC under the Exchange Act, our Common Stock will not be able to be traded or subject to quotation on the OTCQB or any other OTC Market.

After our Offering is declared effective by the SEC, of which there can be no assurance, we expect that our Common Stock and other securities covered by this Registration Statement will become eligible for trading on the OTCQB. Nevertheless, a regular trading market for our Common Stock may not develop or, if developed, may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the SEC under the Exchange Act. If we fail to remain current in the filing of our reports with the SEC, our Common Stock and other securities will not be able to be traded on the OTCQB or any other market or exchange. The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system.

Because we have no plans to pay dividends on our Common Stock, stockholders must look solely to appreciation of our Common Stock to realize a gain on their investments.

We do not anticipate paying any dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements, and investment opportunities. Accordingly, stockholders must look solely to appreciation of our Common Stock to realize a gain on their investment. This appreciation may not occur.

Certain provisions of Nevada law and of our corporate charter may inhibit a potential acquisition of our Company, and this could depress our stock price.

Nevada corporate law includes provisions that could delay, defer, or prevent a change in control of our company or our management. These provisions could discourage information contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Common Stock. For example:

(i)	without prior stockholder approval, our board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of our Common Stock and to determine the rights, privileges, and inference of that preferred stock;
(ii)	there is no cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and
(iii)	stockholders cannot call a special meeting of stockholders.

Our indemnification of our directors and officers may limit the rights of our stockholders.

While our board of directors and officers are generally accountable to our stockholders and us, the liability of our directors and officers to all parties is limited in certain respects under applicable Nevada state law and our articles of incorporation and bylaws, as in effect. Further, we have agreed or may agree to indemnify our directors and officers against liabilities not attributable to certain limited circumstances. This limitation of liability and indemnity may limit rights that our stockholders would otherwise have to seek redress against our directors and officers.

Additional issuances of stock options and warrants, convertible notes, and stock grants will cause additional substantial dilution to our stockholders.

Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will issue additional equity or debt (including convertible debt) to finance our future business operations and acquisitions and strategic relationships. The issuance of additional shares of Common Stock, the exercise of warrants, and the conversion of any future debt to shares of our Common Stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

The number of authorized shares of Common Stock may result in management implementing anti-takeover procedures by issuing new securities.

The proportion of 320,764,750 unissued but authorized shares of Common Stock compared to the 79,235,250 presently issued shares of Common Stock (prior to the Offering) could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances of Common Stock that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available or that may be available after a possible further recapitalization to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of Common Stock unless required by law or any rules or regulations to which we are subject.

Depending upon the consideration per share for any subsequent issuance of Common Stock, such issuance could have a dilutive effect on those stockholders who paid a higher consideration per share for their stock. Also, future issuances of Common Stock will increase the number of outstanding shares, thereby decreasing the percentage ownership—for voting, distributions, and all other purposes—represented by existing shares of Common Stock. The availability for issuance of the additional shares of Common Stock may be viewed as having the effect of discouraging an unsolicited attempt by another person or entity to acquire control of us. Although our board has no present intention of doing so, our authorized but unissued Common Stock could be issued in one or more transactions that would make a takeover of us more difficult or costly and, therefore, less likely. Holders of our Common Stock do not have any preemptive rights to acquire any additional securities issued by us.

Our stockholders may not recoup all or any portion of their investment in the event of our dissolution.

In the event of a liquidation, dissolution, or winding-up of our Company, whether voluntary or involuntary, our net remaining proceeds and/or assets, after paying all of our debts and liabilities, will be distributed to the holders of Common Stock on a pro-rata basis. We cannot assure that we will have available assets to pay to the holders of Common Stock any amounts upon such a liquidation, dissolution, or winding-up of our company. In this event, our stockholders could lose some or all of their investment.

There is no current trading market for our Units, Common Stock and Warrants and there may never be an active and sustained market for such securities and we cannot assure you that the Common Stock will remain liquid

Our Units, Common Stock and Warrants have not yet been assigned nor have we made application to FINRA for trading symbols for our securities. Unless and until trading symbols are assigned, following the effective date of our Registration Statement, none of our securities can become subject to quotation on the OTCQB nor any other OTC Market. There can be no assurance that a trading market will develop or, if developed, will be sustained. Any investor may find it difficult to obtain accurate quotations in the future, if at all, as to the market value of the Common Stock and trading of our Common Stock may be extremely sporadic. An active market for the Common Stock may never develop or be sustained. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Our Common Stock will be subject to the “Penny Stock” rules of the SEC in which event the trading market in our stock will be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and
●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common stock and cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our Common Stock may be thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock, if and when a trading market develops, may be thinly traded on the OTCQB or any other OTC Market, if we qualify, nor may we qualify for listing on the NASDAQ, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders who have invested privately in our Common Stock or other securities prior to the IPO may become eligible to sell all or some of their shares of Common Stock or other securities by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated by the SEC under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement under the Exchange Act. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our securities. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock, Units and Warrants.

Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our Common Stock price.

Our annual and quarterly operating results may, in the future, fluctuate significantly depending on factors including the timing of purchase orders, new product releases by us and other companies, gain or loss of significant customers, price discounting of our product, the timing of expenditures, product delivery requirements and economic conditions. Revenues related to our product are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of revenues from our product is dependent on several factors, including, but not limited to, the terms of any license agreement and the timing of implementation of our products by our customers.

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our Common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 400,000,000 shares of Common Stock, of which 71,875,000 shares of Common Stock are presently owned by to our founders. To date, the Company has issued and sold 7,360,250 shares of Common Stock and 1,266,000 warrants in private transactions to non-affiliate “accredited investors” in reliance upon the exemptions under Regulation D and Regulation S promulgated by the SEC under the Securities Act and Section 4(2) of the Securities Act. Additional shares may be issued by the Company upon the exercise of any outstanding warrants issued to these accredited investors or to be issued by the Company in the future, or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. The issuance of large numbers of shares of Common Stock, possibly at below market prices, or Warrants having exercise prices below market prices, is likely to result in dilution to the interests of other stockholders, which may be substantial. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorize 10,000,000 shares of preferred stock and our Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders.

The Nevada Revised Statute contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the NRS. Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in the Company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

Our publicly filed Exchange Act Reports will be subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s Common Stock and other securities.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s Common Stock and other securities.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

Since our Common Stock is not listed for trading and may never be listed on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics. Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

We are required to comply with Section 404a of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, We will become subject to the requirements of Section 404a upon the effective date of this Registration Statement. Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

For all of the foregoing reasons and others set forth herein, an investment in our securities and any market that may develop in our securities in the future involves a high degree of risk and potential loss of your entire investment.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the three-month period ended November 30, 2023.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

Blue Chip Capital Group, Inc. includes by reference the following exhibits:

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation *
3.2	By-Laws *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer
32.2	Certifications of Chief Financial Officer
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase#
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase#
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* - Previously filed with our Form S-1 registration statement submitted to the SEC on August 7, 2023.

# The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CHIP CAPITAL GROUP, INC.
(Registrant)

By:	/s/: Joseph Richard Moran
Name:	Joseph Richard Moran
Title:	CEO, Principal Executive Officer and
Principal Financial Officer

Dated: January 22, 2024

