Form 10-Q
period 2024-02-29
Blue Chip Capital Group Inc.
filed 2024-04-29
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

77,536,350 common shares issued and outstanding as of April 26, 2024.

2

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

3

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2024	May 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,403	$1,758
Total Current Assets	1,403	1,758
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$89,993	$90,348

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	54,800	-
Due to related parties	18,864	49,898

Total Liabilities	73,664	49,898

Stockholders’ Equity
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on February 20, 2024, and on May 31, 2023, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 77,536,350 issued and outstanding, on February 29, 2024, and 153,506,350 on May 31, 2023, respectively	7,754	15,351
Additional paid-in capital	1,566,474	1,301,409
Accumulated deficit	(1,557,999)	(1,276,410)
Total Stockholders’ Equity	16,329	40,450

Total Liabilities and Stockholders’ Equity	$89,993	$90,348

See accompanying notes to the unaudited consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenues:	$-	$-	$-	$-

Operating Expenses:
General & Administrative expenses	58,578	75,858	281,277	157,163
Total Operating expenses	58,578	75,858	281,277	157,163

Loss from operations	(58,578)	(75,858)	(281,277)	(157,163)

NET LOSS	$(58,578)	$(75,858)	$(281,277)	$(157,163)

Net Loss Share Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	79,235,250	153,206,250	79,235,250	153,206,250

See accompanying notes to the unaudited consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Preferred		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amount ($)	Capital ($)	Deficit ($)	Equity ($)
Balance May 31, 2021	999,999	100	150,000,000	15,000	1,051,885	(996,900)	70,085
Issuance of Common Shares for cash			3,040,000	304	94,696		95,000
Net Loss						(105,874)	(105,874)
Balance May 31, 2022,	999,000	100	153,040,000	15,304	1,146,581	(1,102,774)	59,211
Issuance of Common shares for cash			466,250	47	154,828		154,875
Net Loss						(173,636)	(173,636)
Balance May 31, 2023	999,999	100	153,506,250	15,351	1,301,409	(1,276,410)	40,450
Issuance of Common shares for cash			729,000	73	255,052		255,125
Cancel Founders shares			(78,125,000)	(7,813)	7,813
Net Loss						(211,263)	(211,263)
Balance August 31, 2023	999,999	100	76,110,250	7,611	1,564,274	(1,487,673)	84,312
Net Loss						(11,748)	(11,748)
Balance November 30, 2023	999,999	100	76,110,250	7,611	1,564,274	(1,499,421)	72,564
Issuance of common shares for services			1,425,000	143			143
Issuance of common shares for cash			1,100		2,200		2,200
Net Loss						(58,578)	(58,578)
Balance February 29, 2024	999,999	100	77,536,350	7,754	1,566,474	(1,557,999)	16,329

See accompanying notes to the unaudited consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended
	February 29, 2024	February 28, 2023
Cash Flows From Operating Activities:
Net loss	$(281,277)	$(157,163)
Adjustments to reconcile net loss to net cash used in operations
Shares in lieu of compensation	143	-
Changes in operating assets and liabilities:
Accounts payable	54,800	-
Due to related parties	(31,345)	18,748
Net Cash Used In Operating Activities	(257,679)	(138,415)

Cash Flows From Investing Activities:
Cash paid for development of application	-	4,000
Net Cash Used in Financing Activities	-	(4,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	257,324	154,875
Net Cash Provided by Financing Activities	257,324	154,875

Net Increase (Decrease ) in Cash	(355)	12,460

Cash at Beginning of Period	1,758	7,496

Cash at End of Period	$1,403	$19,956

Supplemental disclosure of cash flow information:
Founders shares cancelled	$7,812	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Blue Chip Capital Group, Inc., (the “ Company”) was incorporated in the State of Delaware on November 27, 2019, under the name of Blue-Chip Financial Group Corp. It was subsequently re-domiciled to the state of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc. This is the first reporting date on the Company’s activity in Nevada.The Company is developing stage Company that has created a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company’s business purpose is to identify, research and if determined to meet the Company’s criteria, acquire an interest in business opportunities available for the Company to leverage. The Company is not restricting its business development criteria to any specific business, industry, or geographical location. The Company may in fact participate in a business venture of virtually any kind or nature so long that it is in the best interest of the Company and its shareholders in an effort to build long-term shareholder value.

On January 8, 2021, the Company created an additional wholly subsidiary entitled Raise Wise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 100% of the subsidiary.

The Company is in the process of establishing a Crowdfunding platform in Sweden under the name RaiseWise Sweden AB. The Company formed a Swedish Limited liability company with the name RaiseWise Sweden AB that is a wholly owned subsidiary of the Company that has been granted a registration to provide crowd funding services with the national regulator in Sweden). On December 22, 2020, Medcap LTD agreed to purchase a twenty percent (20%) ownership in the wholly owned subsidiary for $50,000. There have been no transactions at this time.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues for the nine months ending February 29, 2024. The Company had a net loss of $281,277 and an accumulated deficit of $1,557,999 raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Accounting Standards Codification “ASC” 305, “Cash and Cash Equivalents”, and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of February 29, 2024, the software is within the application development phase and all costs are currently capitalized.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended May 31, 2023, 2022 and 2021 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $1,499,109 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $520,570 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at May 31, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

During the nine months ended February 29, 2024, the Company entered into several subscription agreements with a third parties who agreed to purchase 1,195,250 shares of common stock for $410,000. In further consideration hereof, the Company will provide warrants to Purchaser allowing Purchaser to purchase a total of Two Hundred and Ninety Seven Thousand six hundred (297,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand Eight and eight (148,800) shares of the Company’s common stock on or before July 17, 2024 at a price of Sixty five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Eight and eight (148,800) of the Company’s common stock on or before July 17, 2025 at a price of Ninety Cents ($.90) per share; The warrants will exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled. As of August 31, 2021, there were 1,118,100 warrants outstanding with a weighted average exercise price of $0.72, a weighted average remaining expiration period of approximately 3.0 years and intrinsic value of zero.

As of February 29, 2024, none of the warrants that have become due have been exercised. Accordingly, these warrants are expired. The Company warrants are non-transferable.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. As of February 29, 2024, and May31, 2023, the Company does not have any long-lived assets.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). As of February 29. 2024, and May 31, 2023, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. The Company received funds from Josie Richard Moran, COO, in order to cover certain business expenses. As of February 29, 2024, and May 31, 2023, the amounts due for related party transactions were $18,664 and $49,898 respectively.

Stock-Based Compensation

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For stock-based transaction, as of February 29, 2024, the Company issued shares for services at par value since the stock is has no established market price at this time.

Recently Issued Accounting Pronouncements

We have reviewed the issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.

The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of prior operations.

NOTE 4 – WHOLLY OWNED SUBSIDIARY

On January 8, 2021,the Company created an additional wholly subsidiary entitled Raise Wise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 100% of the subsidiary. The Company is in the process of establishing a Crowdfunding platform in Sweden under the name RaiseWise Sweden AB. The Company formed a Swedish Limited liability company with the name RaiseWise Sweden AB that is a wholly owned subsidiary of the Company that has been granted a registration to provide crowd funding services with the national regulator in Sweden). The Company owns 100% of the stock in RaiseWise Sweden and there has been no transaction recorded at this time.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 10,000,000 shares of Common Stock, at a par value of $.0001 of which 999,999 shares of Common Stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of November 30, 2021, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding. The holder of the Series A Preferred Stock shall have full voting rights and powers on all matters subject to a vote by the holders of the Corporation’s Common Stock and Series A Preferred Stock shall vote together as a single class with the holders of the Corporation’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty-eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power. Unless otherwise declared from time to time by the Board of Directors, out of funds legally available thereof, the holders of shares of the outstanding shares of Series A Preferred Stock shall not be entitled to receive dividends. Holders of Series A Preferred Stock shall not be entitled, as a matter of right, to subscribe for, purchase or receive any part of any stock of the Corporation of any class whatsoever, or of securities convertible into or exchangeable for any stock of any class whatsoever, whether now or hereafter authorized and whether issued for cash or other consideration or by way of dividend by virtue of the Series A Preferred Stock nor shall the shares of Series A Preferred Stock be convertible into shares of the Corporation’s Common Stock. The shares of Series A Voting Preferred Stock being issued to the Holders are not transferable.

Common Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 400,000,000 shares of Common Stock, at a par value of $.0001 of which 150,000,000 shares of Common Stock were issued to our founders. The Company issues an additional 4,235,250 shares to third parties for cash investments Additional shares may be issued upon the exercise of any outstanding warrants issued to private investors or to be issued by the Company in the future, or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. On July17, 2023 the Board of Directors approved a resolution to cancel 78,125,000 common shares that had originally been issued to the founders. The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events were evaluated through April 25, 2024, which is the date the financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure.

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

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2023, nor through the nine-month period ended February 29, 2024, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its Registration Statement declared effective by the SEC on December 1, 2023; and/or (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred net losses for the years ended May 31, 2023 and 2022 of ($176,636) and ($105,874), respectively. During the interim three and nine-month periods ended February 29, 2024, the Company incurred net losses of ($58,578) and ($281,277) respectively, compared to net losses of ($75,858) and ( ($157,163) for the same three and nine-month periods of 2023. Cumulative losses since inception through February 29, 2024, are ($1,577,999). The Company has net negative working capital at its fiscal year ended May 31, 2023 of ($45,226). The Company has net negative working capital at its nine-month period ended February 29, 2024 of ($71,951).

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

Interim Period Results for the Three and Nine Months Ended February 29, 2024 and 2023

Operating Expenses

Operating expenses incurred for the three and nine months ended February 29, 2024, were $58,578 and $281,277, respectively, compared to $75,858 and $157,163, respectively, for the three and nine months ended February 28, 2023, the majority of which changes were due primarily to increased legal and accounting fees related to the preparation and filing of amendments to the Company’s Registration Statement with the SEC. General and administrative expenses are reflective of the additional legal and accounting discussed in Operating Expenses related to the Interim Periods above.

Liquidity and Capital Resources

At February 29, 2024, the Company had a working capital deficit of $71,951, compared to a working capital deficit of $48,140 on May 31, 2023. The increase in the working capital deficit is due primarily to a increase in accounts payable of $53,800.

The Company used $281,277 in operating activities for the nine months ended February 29, 2024, compared to $157,163 for the nine months ended February 28, 2023. The increase in use of operating cash flows is due primarily to the pay down of accounts payable and an increase in amounts paid for general and administrative expenses for legal and accounting fees, principally related to the Registration Statement.

The Company received $255,125 provided by financing activities during the nine months ended February 29, 2024, compared to $49,875 during the nine months ended February 28, 2023. The increase is due to the sale of equity units during the six months ended November 30, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 29, 2024, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on our audited financial statements for the fiscal years ended May 31, 2023 and 2022 and our interim financial statements for the period ended February 29, 2024 our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations disclosed elsewhere in the Prospectus.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO may need of additional capital. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended February 29, 2024, have an accumulated deficit of $1,557,999. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended May 31, 2023, and 2022 as to the substantial doubt about our ability to continue as a going concern. As such, we may be required to cease operations in which case you could lose your entire investment. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

None for the nine-month period ended February 29, 2024.

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

BLUE CHIP CAPITAL GROUP, INC.
(Registrant)

By:	/s/: James Charles DiPrima
Name:	James Charles DiPrima
Title:	CEO, Principal Executive Officer and
Principal Financial Officer

Dated: April 29, 2024

