Form 10-K
period 2024-05-31
Blue Chip Capital Group Inc.
filed 2024-11-20
CIK 1932213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________to____________________________________

Commission file number: 333-273760

BLUE CHIP CAPITAL GROUP, INC.

Nevada	84-3870355
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite 373, Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 960-6110

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒ Yes ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable. The registrant has not commenced trading and an application for trading symbols will be filed shortly.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of November 15, 2024 was: 80,841,900 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

(i)	Form S-1/A filed with the Commission on November 20, 2023;

(ii)	Form 8-K filed with the Commission on May 29, 2024;

(iii)	Form 8-K/A filed with the Commission on September 11, 2024.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document. The trading price of our common stock could decline due to any of these risks. Note that references to “our”, “us”, “we”, “the Company”, etc. used in each risk factor below refers to the business about which such risk factor is provided.

Our business is subject to numerous risks as described in Item 1A. Risk Factors.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “we,” “us,” and “our” refer to Blue Chip Capital Group, Inc., a Nevada corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended May 31, 2024).

PART I

Item 1. Business.

Blue Chip Capital Group, Inc., (the “Company”) was originally incorporated in the State of Delaware on November 27, 2019, under the name of Blue Chip Financial Group Corp. It was subsequently redomiciled to the State of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc.

The Company is a development stage company that has created a Crowdfunding platform to provide individual investors with access to investment opportunities. The Company’s business purpose is to identify, research and if determined to meet the Company’s criteria, acquire an interest in business opportunities available for the Company to leverage. The Company is not restricting its business development criteria to any specific business, industry, or geographical location. The Company may in fact participate in a business venture of virtually any kind or nature so long that its management believes will be in the best interest of the Company and its shareholders in an effort to build long-term shareholder value.

On June 15, 2020, the Company organized a wholly owned subsidiary, Raisewise USA, Inc., a New York corporation. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 100% of this subsidiary.

On March 31, 2021, the Company organized another wholly owned subsidiary, Raisewise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 100% of the subsidiary.

On May 21, 2021, the Company organized an additional subsidiary, Raisewise Sweden AB and subsequent to its organization, 20% ownership of this subsidiary was sold to Medcap LTD for $50,000. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 80% of this subsidiary. There have been no transactions at this time.

On May 29, 2023, the Company organized a new majority owned subsidiary, Raisewise Brazil LTDA. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 95% of this subsidiary. There have been no transactions at this time.

Our Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. The ceiling on money raises via crowdfunding platform in the U.S. was formerly USD $1,070,000, until the upper limit was raised in October 2020 to USD $5,000,000 over a 12-month period. Each investor can find projects that fit their particular business and investor needs, from USD $1,000 projects up to USD $5,000,000 and from simple personal loans to real estate equity investments, for example.

The Company’s Raisewise USA platform, operating through several wholly or majority owned subsidiaries in various U.S. and international jurisdictions, intends to compete in the market with companies such as:

●	Crowdlustro.com
●	Fundopolis
●	Crowdfunz
●	Republic.co
●	Fundable

Each of these platforms are very diversified in the projects they fund. They all operate as a traditional crowdfunding business and their platforms will become our direct competitors with the same goal to facilitate the success of investment or projects.

The Company’s Business Plan

The Company has developed its concept and business plan for monetizing its intellectual properties, registering its Raisewise brand, funding projects and investors for the purpose of generating revenues and profits and profiting worldwide for its Crowdfunding platforms. As a new start-up, there can be no assurance of market acceptance, ability to successfully compete with established companies with greater resources and established operating histories and generate significant revenues or profits, if ever.

To date, the Company has set up entities, some wholly owned and others, majority owned, in Sweden, Morocco and Brazil to operate in the Crowdfunding industry. Each of these entities owns its platform. The first one established was Raisewise USA, which was incorporated in the State of New York and is in the process of being registered and authorized as a Crowdfunding entity by the SEC and FINRA.

The Company’s purpose is to launch platforms in the major countries worldwide and obtain authorizations from each local international financial market for authority to operate Crowdfunding platforms using the “Raisewise” name. In additional to Raisewise USA, the Company has established Crowdfunding entities in Sweden and Morocco. Among other priority targeted areas, as a second stage, we plan to devote efforts to open Crowdfunding entities in the UK, France and Germany, with additional countries to be targeted thereafter.

The Company has devoted more than a year to develop its own proprietary source code, designed to its needs with the capacity of modifying, adapting, transforming and improving its Crowdfunding platforms and ability to adapt each platform to specific countries and markets.

To that end, the Company has also engaged and continued to identify an excellent team of professionals, including consultants and service providers, to work with our management team including our Chief Technical Officer and financial advisory board. The Company is intent on developing an international web marketing agency to globalize our Crowdfunding network.

The Company’s Raisewise Subsidiaries and Material Terms of Contracts

Raisewise USA Inc. - Raisewise USA Crowdfunding License Agreement (“USA License Agreement”): Pursuant to the USA License Agreement dated April 1, 2022, a copy of which is attached as Exhibit 10.2 hereto, Raisewise USA was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The USA License Agreement requires Raisewise USA to pay to the Company the sum of $50,000.00 US (subject to collection upon commencement of operations) as well as royalties comprised of 2.5% of the gross revenue derived from RaiseWise USA’s operation of the Crowdfunding Platform. Raisewise USA is a 100% owned subsidiary of the Company.

Raisewise USA Inc. - Crowdfunding Platform Management Services Agreement (“USA Platform Management Agreement”): Pursuant to the USA Platform Management Agreement dated April 1, 2022, a copy of which is attached as Exhibit 10.3 hereto, the Company was engaged to render certain defined management services to Raisewise USA for a term of 3 years. The USA Platform Management Agreement requires Raisewise USA to compensate the Company for management fees (3% of gross revenue), maintenance fees ($240,000.00 US/year) and set-up fees (5% of the gross revenue during the second year of operations).

Raisewise Sweden AB - Crowdfunding Platform License Agreement (“Sweden Platform License Agreement”): Pursuant to the Sweden Platform License Agreement dated April 1, 2022, a copy of which is attached as Exhibit 10.4 hereto, Raisewise Sweden was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The Sweden Platform License Agreement requires Raisewise Sweden to pay to the Company the sum of $30,000.00 US (subject to collection upon commencement of operations) as well as royalties comprised of 2.5% of the gross revenue derived from RaiseWise Sweden’s operation of the Crowdfunding Platform. Raisewise Sweden is a 80% owned subsidiary of the Company with the remaining 20% owned by an unaffiliated United States corporation., MedCap International Inc.

Raisewise Sweden AB - Crowdfunding Platform Management Services Agreement (“Sweden Management Services Agreement”): Pursuant to the Sweden Management. Services Agreement dated April 1, 2022, a copy of which is attached as Exhibit 10.5 hereto, the Company was engaged to render certain defined management services to Raisewise USA for a term of 3 years. The Agreement requires Raisewise Sweden to compensate the Company for management fees (3% of gross revenue), maintenance fees ($85,000.00 US/year) and set-up fees (5% of the gross revenue during the second year of operations).

Raisewise Morocco SARL - Crowdfunding Platform License Agreement (“Morocco Platform License Agreement”): Pursuant to the Morocco Platform License Agreement dated April 1, 2022, a copy of which is attached as Exhibit 10.6 hereto, Raisewise Morocco was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The Agreement requires Raisewise Morocco to pay to the Company the sum of $30,000.00 US (subject to collection upon commencement of operations) as well as royalties comprised of 2.5% of the gross revenue derived from Raisewise Morocco’s operation of the Crowdfunding Platform. Raisewise Morocco is a 100% owned subsidiary of the Company.

Raisewise Morocco SARL - Crowdfunding Platform Management and Maintenance Services Agreement (“Morocco Management Services Agreement”): Pursuant to the Morocco Management Services Agreement dated April 1, 2022, a copy of which is attached as exhibit 10.7 hereto, the Company was engaged to render certain defined management services to Raisewise Morocco for a term of 3 years. The Morocco Management Services Agreement requires Raisewise Morocco to compensate the Company for management fees (3% of gross revenue), maintenance fees ($120,000.00 US/year) and set-up fees (5% of the gross revenue during the second year of operations).

Raisewise Brasil LTDA - Raisewise Brasil LTDA was organized under the laws of Brazil on May 24, 2023 and is in the process of applying with the Brazil securities authorities to operate as a crowdfunding entity in Brazil. To date, the Company has not entered into a License Agreement or a Platform Management and Maintenance Services Agreement with its new 95% owned subsidiary, nor can we predict the time frame for approval of such process.

Raisewise USA is in the process of finalizing its application to be a FINRA regulated Regulation CF crowdfunding platform and has contracted with North Capital, a registered broker dealer. Raisewise Sweden has the FI authorization to operate debt and donations and is finalizing the plug-in for its payment system The Raisewise Morocco platform is in place while the Company awaits favorable developments in Moroccan law pertaining to crowdfunding platform operations, of which there can be no assurance The Moroccan crowdfunding law (Law number: 15.18; Decret number Dahir: 1.21.24) which is pending finalization and publication, and the Company reasonably expects the law to be enacted in or before the last calendar quarter of 2023. Accordingly, Raisewise Morocco is preparing its filing with the Moroccan financial authority, which, if approved, should establish the Company as a pioneer in the Moroccan crowdfunding space. As noted about, Raisewise Brasil is preparing to file its application with the Brazilian regulatory authorities. The timing for the filings and approvals, if any when they occur, cannot be determined with any certainty at this time.

Government Regulation

The regulation of crowdfunding in the United States is multifaceted. Donation-based and reward-based crowdfunding are essentially unregulated, subject only to the prohibitions on fraud and false advertising that apply to all commercial transactions. But crowdinvesting and most forms of crowdlending must comply with the registration and prospectus requirements of the Securities Act, unless an exemption is available.

Four different exemptions are available. Two of these, Rules 506(b) and 506(c), allow sales to wealthy or sophisticated investors with little additional regulation. Section 4(a)(6) of the Securities Act and its implementing regulation, Regulation Crowdfunding, allow sales to the general public, but at a high regulatory cost. Section 4(a)(6) and Regulation Crowdfunding heavily regulate all three participants in the crowdfunding process—issuers, intermediaries, and investors—and impose significant limits on the structure of offerings. Finally, many US states have adopted state crowdfunding exemptions that are coordinated with the federal intrastate offering exemption. These state exemptions are of limited usefulness because the issuer and all investors must be located in a single state.

Regulation Crowdfunding enables eligible companies to offer and sell securities through crowdfunding. The rules:

●	require all transactions under Regulation Crowdfunding to take place online through an SEC-registered intermediary, either a broker-dealer or a funding portal;
●	permit a company to raise a maximum aggregate amount of $5 million through crowdfunding offerings in a 12-month period;
●	limit the amount individual non-accredited investors can invest across all crowdfunding offerings in a 12-month period; and
●	require disclosure of information in filings with the Commission and to investors and the intermediary facilitating the offering.

Securities purchased in a crowdfunding transaction generally cannot be resold for one year. Regulation Crowdfunding offerings are subject to “bad actor” disqualification provisions.

Having platforms that host Regulation A, Regulation Crowdfunding and Regulation D offerings, we are required to comply with a variety of state and federal securities laws as well as the requirements of FINRA, a national securities association of which our funding portal subsidiary is a member.

Regulation Crowdfunding

In order to act as an intermediary under Regulation Crowdfunding, our subsidiary will be registered as a funding portal with the SEC and apply to become a member of FINRA. In the future, we may be subject to additional rules issued by other regulators, such as the money-laundering rules proposed by FinCEN.

SEC Requirements

As a funding portal, our subsidiary is prohibited from engaging in certain activities in order not to be regulated as a full-service broker-dealer. These activities are set out in Section 4(a)(6) under the Securities Act and in Regulation Crowdfunding. We have accordingly established internal processes to ensure that our subsidiary as well as its agents and affiliates do not engage in activities that funding portals are not permitted to undertake, including:

●	Providing investment advice or recommendations to investors for securities displayed on our platform;
●	Soliciting purchases, sales or offers to buy securities displayed on our platform;
●	Compensating employees, agents or other persons for solicitation or for the sale of securities displayed or listed on our platform; or
●	Holding, managing, processing or otherwise handling investors’ funds or securities.

In addition, our funding portal has certain affirmative requirements that it is required to comply with to maintain its status. These affirmative obligations include:

●	Providing a communications channel to allow issuers to communicate with investors;
●	Having due diligence and compliance protocols and requirements in place so that it has a “reasonable basis” to believe that
●	its issuers are in compliance with securities laws, have established means to keep accurate records of the securities offered and sold, and that none of their covered persons (e.g., officers, directors and certain beneficial owners) are “bad actors” and therefore disqualified from participating in the offering;
●	its issuers and offerings do not present the potential for fraud or otherwise raise concerns about investor protection; and
●	its investors do not invest more than they are allowed to invest under the limitations set out in Regulation Crowdfunding; and
●	Creating procedures for its investors to notify them of risks regarding investing in securities hosted on its platform and providing them with required investor education and disclosure materials.

We are also required to set up protocols regarding payment procedures and recordkeeping.

FINRA Rules

As a planned member of FINRA, our funding portal will be subject to their supervisory authority and will be required to comply with FINRA’s portal requirements. These requirements include rules regarding conduct, compliance and codes of procedure. For instance, FINRA’s compliance rules require timely reporting of specified events such as complaints and certain litigation against the portal or its associated persons as well as the provision of the portal’s annual financials prepared on a U.S. GAAP basis. In addition, under the conduct rules, the portal is required to conduct its business with high standards of commercial honor and just and equitable principles of trade, is limited to certain types of communications with investors and issuers, and is prohibited from using manipulative, deceptive and other fraudulent devices.

Liability

Under Section 11 of the Securities Act, an issuer, including its officers and directors, may be liable to the purchaser of its securities in a transaction made under Section 4(a)(6) if the issuer makes an untrue statement of a material fact or omits to state a material fact required to be stated or necessary in order to make the statements, in light of the circumstances under which there were made, not misleading; provided, however, that the purchaser does not know of the untruth or omission, and the issuer is unable to prove that it did not know, and in the exercise of reasonable care could not have known, of the untruth or omission.

Though not explicitly stated in the statute, this section may extend liability to funding portals, and the SEC has stated that, depending on the facts and circumstances, portals may be liable for misleading statements made by issuers. However, funding portals would likely have a “reasonable care” due diligence defense. “Reasonable care” would include establishing policies and procedures that are reasonably designed to achieve compliance with the requirements of Regulation Crowdfunding, including conducting a review of the issuer’s offering documents before posting them to the platform to evaluate whether they contain materially false or misleading information. We have designed our internal processes and procedures with a view to establishing this defense, should the need arise.

Further, we may also face liability from existing anti-fraud rules and statutes under the securities laws. For instance, under Section 9(a)(4) of the Exchange Act anyone who “willfully participates” in an offering could be liable for false or misleading statements made to induce a securities transaction.

In addition, FINRA imposes liability for certain conduct including violations of commercial honor and just and equitable principles of trade and acts using manipulative, deceptive and other fraudulent devices.

Regulation A and Regulation D

Broker-Dealer Registration Requirements

With respect to sales under Regulation A and Regulation D, we provide the technology for issuers to identify and interact with potential investors, and do not structure transactions. We are not registered as a broker-dealer and do not engage in certain activities that would constitute “engaging in the business” of being a broker-dealer, including:

●	Actively soliciting investors and negotiating the terms of an arrangement between companies and investors;
●	Accepting compensation related to the success and size of the transaction or deal;
●	Effecting transactions, including handling of the securities and funds relating a transaction; and
●	Extending credit to investors; and creating the market and help negotiate the price between buyers and sellers.

There has been little regulatory guidance as to the circumstances in which state or federal broker-dealer registration requirements apply to online investment platforms, and such guidance as it exists generally predates the technological developments of the last couple of decades. Despite a long-standing request from organizations such as the American Bar Association to clarify the circumstances in which “finders,” who also connect buyers and sellers of securities, are permitted to perform that function without registering as broker-dealers, the SEC has not provided any guidance. It is possible that any clarification of the matter will result in our having to change our business model or even register as a broker-dealer. See “Risk Factors.”

Competition and Barriers to Entry

The Company’s Raisewise USA platform, operating through several wholly or majority owned subsidiaries in various U.S. and international jurisdictions can compete in the market with companies such as:

●	Crowdlustro.com
●	Fundopolis
●	Crowdfunz
●	Republic.co
●	Fundable

With respect to offerings made under Regulation Crowdfunding, we expect to compete with other intermediaries, including brokers and funding portals such as WeFunder, Next Seed, SeedInvest, Republic and MicroVentures.

With respect to offerings under Regulation A, we expect compete with other platforms, hosting services and broker-dealers. Some of our competitors include: SeedInvest, Hambrecht, CrowdEngine and Wefunder.

With respect to offerings under Rule 506(c), or online offerings made under Regulation D (which includes non-solicited offerings), we expect to compete with platforms such as Crowdfunder, AngelList, EquityNet, SeedInvest, FundersClub and Fundable. (See also “Competition and Barriers to Entry” disclosure below.)

Proposed New Business Venture

On May 23, 2024, the Board of Directors of the Company approved the execution of a Letter of Intent with US Petrochemical Industries, Inc. (“US Petrochemical”), a privately owned company based in Houston, TX, a copy of which Letter of Intent was attached as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 29, 2024 (the “Original Letter of Intent”). The Original Letter of Intent provided for the proposed acquisition, via a share exchange, with Laique Rehman, President and sole stockholder of US Petrochemical, contemplating that the Company will enter into a share exchange agreement with Mr. Rehman in consideration for which the Company will acquire 100% of Mr. Rehman’s capital stock in US Petrochemical in exchange for a number of shares of the Company’s securities in an amount to be determined based upon a mutually agreed valuation.

On August 28, 2024, the Company and US Petrochemical entered into a Binding Letter of Intent, a copy of which is attached as Exhibit 99.2 to this Form 8-K/A, providing for the acquisition by the Company of 100% of the capital stock of US Petrochemical for cash consideration of $7,000,000 payable within five months of the date of the Binding Letter of Intent. The Binding Letter of Intent further provides that Mr. Rehman will provide continued services to the Company and US Petrochemical for a period of at least one (1) year following execution of a Definitive Share Exchange Agreement, with compensation to be negotiated between the Company and Mr. Rehman.

The Original Letter of Intent and Binding Letter of Intent both provide that the closing of the Definitive Share Exchange Agreement is subject to the review and approval by the Company of the audited and interim financial statements of US Petrochemical for the fiscal years ended 2022 and 2023 and the interim periods of fiscal 2024, as well as receipt by the Company of necessary documentation and information to conduct its due diligence. There can be no assurance that: (i) US Petrochemical will be able to timely deliver the required audited and interim financial statements; (ii) the Company will receive and be approve the requisite due diligence disclosure from US Petrochemical; (iii) the Company will be able to successfully raise the $7 million purchase price from its IPO or form other sources in a timely manner or, if necessary, any extension that may be negotiated between the Company and Laique Rehman; and/or (iv) the Company and Mr. Rehman will be able to mutually agree to a consulting services agreement following the completion of any Definitive Share Exchange Agreement.

US Petrochemical commenced operations in 1987 and operates worldwide with logistical experience to enhance the quality of areas of business as a leading privately held company engaged in commodities including petrochemicals, petroleum, sulphur and sulphuric acid. Prior to the pandemic, US Petrochemical had gross revenues of in excess of $100,000,000 and still after rebuilding its market after the pandemic, it reached gross revenues of approximately $40,000,000 in 2023. The Company reasonably believes that US Petrochemical can again achieve and perhaps exceed previous gross revenue levels as part of a public company.

Reference is made to the Company’s above-referenced Forms 8-K and 8-K/A filed with the Commission on May 29, 2024 and September 11, 2024, respectively, which are incorporated herein by reference.

Employees

We currently have no full-time employees and our Interim Chief Executive Officer, who also serves as our Interim Chief Financial Officer and Chief Operating Officer, who primarily work remotely, may be considered to be part-time. Our CEO, CFO and COO devote such time as they deem reasonably necessary based upon the present level of operations. We also work with a number of contractors for user-experience design, security controls and testing.

Our Address

Our principal executive offices are located at 269 South Beverly Drive – Suite 373, Beverly Hills 90212, and our telephone number is (402) 960-6110.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider and evaluate all of the information contained in this Form 10-K and the disclosures contained in our registration statements filed with and declared effective by the SEC on December 1, 2023 (the “Registration Statement”), before you decide to purchase the Units offered pursuant to the Registration Statement. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business, business prospects, results of operations or financial condition. Any of the risks and uncertainties set forth herein, could materially and adversely affect our business, results of operations and financial condition. This could cause the market price of the Units, the Common Stock and the Warrants to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to our Financial Condition

The Company’s IPO Offering this is a “best effort offering,” investors who invest initially will be subject to more risk than later investors.

Pursuant to our Registration Statement and the post-effective amendment thereto that will be filed with the audited financial statements of the Company for its fiscal year-ended May 31, 2024, and the interim financial statements for the period ended August 31, 2024, we are seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units (the “Offering”), not including an additional $25,000,000 if all of the Warrants are exercised at the Warrant Exercise Price of $2.50, of which there can be no assurance. The foregoing does not include any commissions payable to placement agents, which amount cannot be determined at present but which will not exceed 9% of the gross proceeds of the Units sold as a direct result of the efforts of the placement agents. Our net proceeds from the Offering will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and recently in Brazil (pending Brazil’s license application/approval process) and elsewhere in Europe; (ii) fund the acquisition of US Petrochemical, if not funded from other sources, at least in part; (iii) pay the expenses of the Unit Offering including any placement agent fees; (iv) for working capital and general corporate purposes; and (v) fund growth initiatives, including other potential future acquisitions, if any. See “Description of Securities – Unit Offering.” Because this is a best effort Offering, the earlier investors invest in this Offering, the greater degree of risk they will incur. For example, if the Company raises an immaterial amount, investors will be subject to greater risk than if all or substantially all of the Units are sold and gross proceeds of at least $5,000,000 or up to $20,000,000 is raised. If we do not raise a substantial amount of proceeds from the Offering, we may not have sufficient working capital to be able to carry out our business plan including the acquisition of US Petrochemical. In that event, we will be required to seek other financing, either debt or equity or a combination thereof, which, if available, of which there can be no assurance, may be very dilutive and expensive or be at terms and conditions not acceptable to the Company. There can be no assurance that we will be successful in selling Units or that our Units, Common Stock and Warrants will become subject to quotation of the OTCQB or that we will become eligible for listing on any NASDAQ or NYSE Exchanges.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need approximately $250,000 to $400,000 per year simply to cover the administrative, legal and accounting fees, assuming the completion of the US Petrochemical, notwithstanding any positive cash frow from operations that US Petrochemical may generate. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from this Offering, if successful, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2024 and 2023, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders and private investors, from time to time. There can be no assurance that we will, in fact, generate revenues from operations in the near term, if ever, notwithstanding our expectations.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from equity or loans from our management and founders. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $2,000,000 during the next twelve months to fulfill our business plan plus an additional $7,000,000 to fund the acquisition of US Petrochemical. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” (defined herein as our source code and intellectual property) strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

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

Risks Related to our Business

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 – Business, Item 3 – Legal Proceedings, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Based on our recurring losses incurred during our startup and early development stage, and limited operating history, we may not be able to successfully implement our business plan; our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO may need of additional capital. We have experienced net losses in each fiscal quarter since our inception and as of the th fiscal year ended May 31, 2024, have an accumulated deficit of $1,652,278. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended May 31, 2024, and 2023 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We will operate in a regulatory environment that is evolving and uncertain.

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

Risks related to the petrochemical industry.

Until we receive the full due diligence disclosure from and assuming we successfully complete the acquisition of US Petrochemical, of which there can be no assurance, we cannot at this time adequately disclose the “risk factors” applicable to the business and operations of US Petrochemical and the petrochemical industry generally.

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further our subsidiary, Raisewise US will be registered as a funding portal and regulated entities such as us are often subject to FINRA fines. In addition, some of the restriction and rules on our subsidiary could adversely affect and limit some of our business plans.

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

Any independent distributors and subsidiaries could fail to comply with applicable legal requirements or our policies and procedures, which could result in claims against us that could harm our business.

Any independent distributors that we may utilize will be independent contractors and our Subsidiaries outside the United States (Raisewise Sweden, Raisewise Morocco and the recently organized Raisewise Brazil) will rely on local management and controls and, accordingly, we are not in a position to directly provide the same oversight, direction, and motivation as we could if they were our employees. As a result, we cannot assure that our independent distributors and/or our wholly and majority owned foreign Subsidiaries in Sweden, Morocco and Brazil will comply with applicable laws or regulations or our distributor policies and procedures.

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

We are a controlled company.

A “controlled company” refers to a company controlled by another entity or another person by owning more than 50% of the total voting shares. As such, that entity or person has the decisive voice for managing the affairs of the Company. Since the majority of the holding is with a person or group, there is a risk for the interest of minority shareholders of the Company. There is the risk that minority holders might not receive the proportionate shares, and there could be a transfer of the resources of the Company by controlling shareholders for private purposes. The majority of the votes in the Company belongs to the controller in practice. Hence, the decision made by them is the decisions of their own, which might not be good for the Company as a whole. For example, in case the controller decides by giving priority to their motive; then it may prove riskier for the Company, which is being controlled by others. Reference is made to the disclosure under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

Risks Related to the Company’s Offering and Ownership of the Units, Common Stock and the Warrants

There is no established market for the Units, Common Stock or the Warrants and an active trading market may not develop nor be sustained.

There is no established trading market for the Units, the underlying Common Stock or the Warrants and we do not know if a market will develop on the OTCQB, any other OTC Markets or on NASDAQ or the NYSE (if we become eligible for listing, of which there can be no assurance, based upon our present Offering Price of $2.00 per Unit, among other factors) or, if it does, how active it will be or whether it will be sustained. We cannot assure you that we will meet the quantitative listing requirements for any other market or exchange or that any application will be approved. The liquidity of the market for our Units, Common Stock and the Warrants depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of these securities, our compliance with the timely reporting requirements of the Exchange Act, the market for similar securities and the interest of broker dealers in making a market in these securities. The market for the Warrants will be linked to the price and the liquidity of our Common Stock. We cannot predict with certainty the extent of investor interest in the Units, the shares of Common Stock and the Warrants, or how liquid that market will be. Without an active trading market, the liquidity of these securities will be limited.

A market maker, a FINRA registered broker-dealer, must make a Form 211 application to FINRA in order to obtain trading symbols for the Company’s Units, Shares and Warrants.

In order for the Company to obtain ticker symbols for its Units, Common Stock and Warrants, a market maker must submit a Form 211 on behalf of the Company to FINRA. A market maker is a FINRA registered broker-dealer firm that accepts the risks associated holding any number of shares or participating in the offering of shares of any company in an initial public offering or IPO (such as the Company) in the “going public process.” Obtaining ticker symbols for the securities being offered by the Company in its Registration Statement is the last step in the process and only a market maker, not an issuer, may make application to FINRA for ticker symbols.

The market price of the Units, the Common Stock and the Warrants could be substantially affected by various factors.

The market price of the Units, Common Stock and the Warrants could be subject to wide fluctuations in response to numerous factors. The price of the Units and Common Stock that will prevail in the market after this Offering may be higher or lower than the Unit Offering Price, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of our securities;
●	trading prices of similar securities;
●	the operations if US Petrochemical, if successful;

●	our history of timely filing of reports under the Exchange Act (“Exchange Act Reports”);
●	general economic and financial market conditions;
●	government actions or regulations related to crowdfunding;
●	the financial condition, performance and prospects of us and our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
●	our issuance of additional equity or debt securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

The Warrants are likely to trade in the same manner as our Common Stock.

As a result of these and other factors, investors who purchase the Units in this Offering may experience a decrease, which could be substantial and rapid, in the market price of the Units, Common Stock and the Warrants, including decreases unrelated to our operating performance or prospects.

Our COO will be a “Control Person” and the Company will be a “Controlled Company.”

Following the IPO Offering, we will be a “controlled company,” which is defined to be a company of which more than 50% of the voting power is held by an individual, group or another company. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our COO and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc. which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 80,841,900 outstanding shares of Common Stock, representing approximately 65.7% of the presently outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each own 333,333 shares of Series A Voting Preferred Stock, representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The remaining 333,333 shares of Series A Voting Preferred Stock are owned by Ocean Prospect Limited. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Common Stock then outstanding, from time to time. In addition, Mr. Moran, by virtue of his control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 53,897,294 votes, representing a total of 107,022,294 votes of the total voting rights of 134,739,194 shares of voting capital stock, which includes the voting rights of the remaining 333,333 shares of Series A Voting Preferred Stock, resulting in Mr. Moran’s control of approximately 79.4%% of the total voting capital stock of the Company.

As a result of Mr. Moran’s ownership, through NM & RM Corp. and Titan Ventures Inc. of 53,125,000 shares of Common Stock and 666,666 shares of Series A Voting Preferred Stock, Mr. Moran may be deemed to be a “Control Person” of the Company, which means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Mr. Moran is deemed to be a “Control Person” of the Company, as defined under Section 2(a)2 of the Act.

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

The Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Nevertheless, if our Common Stock qualifies for listing on the NASDAQ or NYSE, which may occur if we successfully complete the acquisition of US Petrochemical, it is our understanding that our Common Stock may not be deemed to be a “penny stock.”

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

Unless and until we complete the acquisition of US Petrochemical, we cannot assure that we will ever be listed on the on Nasdaq, NYSE or any national securities exchange. Listing on one of the Nasdaq markets or one of the other national securities exchanges is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements as well as revenues, market value of the public float and/or total stockholder equity. There are also continuing eligibility requirements for companies listed on national securities exchanges. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or if listed, could be delisted. This could result in a lower trading price for our Common Stock and may limit the ability of our stockholders to sell their shares, which could result in a loss of some or all of their investments. After this Registration Statement is declared effective, of which there can be no assurance, we intend to apply for our securities to be subject to quotation on the OTC Markets.

If we fail to file periodic reports with the SEC under the Exchange Act, our Common Stock will not be able to be traded or subject to quotation on the OTCQB or any other OTC Market.

Our Registration Statement was declared effective by the SEC on December 1, 2023. We will have to file a post-effective amendment to our Registration Statement to include updated audited financial statements for the fiscal year ended May 31, 2024, included in this Form 10-K as well as interim unaudited financial statements for the period ended August 31, 2024, that will be included in our Form 10-Q that we reasonably expect to file in or before early December 2024. We expect that our Common Stock and other securities covered by our Registration Statement will become eligible for trading on the OTCQB following the submission of a Form 15c2-11 (or Form 211) by a market maker with FINRA shortly after we file this Form 10-K with the SEC. Nevertheless, a regular trading market for our Common Stock may not develop or, if developed, may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the SEC under the Exchange Act. If we fail to remain current in the filing of our reports with the SEC, our Common Stock and other securities will not be able to be traded on the OTCQB or any other market or exchange. The OTCQB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system.

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

The proportion of 319,158,100 unissued but authorized shares of Common Stock compared to the 80,841,900 presently issued shares of Common Stock (prior to the any shares issued pursuant to out IPO Offering, shares underlying the warrants issued as part of the Units in the IPO Offering and shares underlying the warrants already outstanding that were issued to private investors) could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances of Common Stock that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available or that may be available after a possible further recapitalization to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of Common Stock unless required by law or any rules or regulations to which we are subject.

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

We are authorized to issue 400,000,000 shares of Common Stock, of which 71,875,000 shares of Common Stock are presently owned by to our founders and a total of 80,841, 900 shares are outstanding, including our founders’ shares. In addition, as of May 31, 2024, a total of 617,600 warrants were outstanding. The Company has issued and sold shares of Common Stock and warrants in private transactions to non-affiliate “accredited investors” in reliance upon the exemptions under Regulation D and Regulation S promulgated by the SEC under the Securities Act and Section 4(2) of the Securities Act. Additional shares may be issued by the Company upon the exercise of any outstanding warrants issued to these accredited investors or to be issued by the Company in the future, or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. The issuance of large numbers of shares of Common Stock, possibly at below market prices, or Warrants having exercise prices below market prices, is likely to result in dilution to the interests of other stockholders, which may be substantial. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorize 10,000,000 shares of preferred stock and our Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. As of May 31, 2024, 1,000,000 shares of Series A Voting Preferred Stock are authorized, of which our founders own 999,999 shares of such Series (that have “super voting rights as described more fully in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

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

Our publicly filed Exchange Act Reports are and will be subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s Common Stock and other securities.

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

Since our Common Stock is not presently listed for trading and may never be listed on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics. Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to fully comply with those obligations, we cannot assure you that we will make such application, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in such application.

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

Set forth, under the caption “Risk Factors,” where appropriate, the risk factors described in Item 105 of Regulation S-K (§ 229.105 of this chapter) applicable to the registrant. Provide any discussion of risk factors in plain English in accordance with Rule 421(d) of the Securities Act of 1933 (§ 230.421(d) of this chapter). Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The SEC mandates through Item 106 of Regulation S-K that public companies, such as Blue Chip Capital Group, Inc. must acknowledge the financial implications of cybersecurity risks in their disclosures. This requirement stems from the understanding that cyber incidents can lead to significant material costs, affecting a company’s financial condition and, consequently, its investors. The Company believes that at this stage of its development, with no active operations being conducted other than start-up activities principally related to the Raisewise subsidiaries’ initial compliance with registration and regulatory protocols, it is not exposed to cybersecurity risks. If and when it completes its acquisition of U.S. Petrochemical Industries, Inc., a supplier of raw materials to the Petrochemical industry globally in over 30 countries and has several international offices, the Company intends to engage professional cybersecurity professionals to assess the related risks and make full regulatory mandated disclosure in its SEC filings under the Exchange Act.

Item 2. Properties.

Our principal executive offices are located at 269 South Beverly Drive – Suite 373, Beverly Hills 90212, and are leased from unaffiliated third parties for nominal rent on a month to month basis. If an when our operations increase and assuming we complete the acquisition of US Petrochemical, of which there can be no assurance, we expect that we will required additional facilities as well as assuming the leases utilized by US Petrochemical in Houston, TX.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At present, there is no established public trading market for a class of common equity of the Company as the Form 211 has not yet been filed by a market maker with FINRA. The Company reasonably expects that the Form 211 should be filed in our about early December 2024. The form 211 filing is a prerequisite for FINRA to issue a trading symbol for the Common Stock of the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Blue Chip Capital Group, Inc., a Nevada corporation (the “Company”) owns subsidiaries that operate independently but are accretive to one another under the name Raisewise USA, Inc., a New York corporation. We are establishing a portfolio of wholly and majority owned subsidiaries delivering what we believe will be leading-edge crowdfunding services in the market. Raisewise USA is a Regulation C crowdfunding platform, which is quite different than other crowdfunding platforms such as: (i) Lending Club, which began as a crowdfunding operation but transitioned to became a peer-to-peer lending company and financial institution that raises money through banks; (ii) Funding Circle Holdings PLC, a public company in the United Kingdom; and (iii) Seed Invest, which is a platform that raises money for equity up to US$75 million and operates like mini IPO for projects holders. Our Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. The ceiling on money raises via crowdfunding platform in the U.S. was formerly USD $1,070,000, until the upper limit was raised in October 2020 to USD $5,000,000. Each investor can find projects that fit their particular business and investor needs from USD $1,000 projects up to USD $5,000,000 and from simple personal loans to real estate equity investments, for example.

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2024, nor through the three-month period ended August 31, 2024, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending Registration Statement, if and when it is declared effective by the SEC; and/or (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred net losses for the years ended May 31, 2024, and 2023 of ($345,868) and ($203,636), respectively. Cumulative losses since inception through May 31, 2024 are ($1,652,278). The Company has net negative working capital at its fiscal year ended May 31, 2024 of ($166,522).

During the year ended May 31, 2024, the Company raised $264,825 from private stock offerings to third-party accredited investors, as that term is defined under Rule 501 of Regulation D promulgated by the Commission under the Act, as compared to $154,875 during the same period of the prior year, which sales were made in reliance upon Regulation S promulgated by the Commission under the Act. While the Company reasonably believes that it will be able to continue to raise capital from sales to third-party investors (subject to the 15 day “quiet” period following the filing the this Amendment#1 to the Registration Statement under SEC rules, which prohibit management teams or their marketing agents from promoting, making forecasts or expressing any opinions about the value of their company during the quiet period.) as well as from advances from related parties, the Company has no current arrangements or commitments from third-party investors or related parties nor can there be any assurance that the Company will be able to continue to support its operations through private offerings of its securities or advances from related parties on a long term basis. The Company will be dependent upon the raise of equity capital from the public Offering under this Registration Statement. There can be no assurance that the Company will be successful in raising sufficient proceeds from this Offering or the amount of proceeds that are actually raised. Reference in made to the disclosure under “Use of Proceeds” above.

This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst-case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds both privately and publicly, of which there can be no assurance, in order to grow the Company’s underlying planned businesses. As explained above, the Company is currently raising working capital to fund its operations, principally via limited private placements of equity securities including Common Stock and warrants, in reliance upon the exemption under Reg S promulgated by the Commission under the Act. In addition, the Company has ongoing and pending contracts that are expected to generate operating cash to support operations during 2023 and during the next 12 months, of which there can be no assurance. Reference is made to the disclosure under “BUSINESS-The Company’s Business Plan” above. Despite its limited cash resources, the Company has been able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital from related party advances and private sales of equity securities to accredited investors, notwithstanding the fact that the Company has substantial Commitments for Capital Expenditures.

The Company believes that it possesses the ability to meet requirements in the short-term (the next 12 months from the most recent fiscal period ended May 31, 2024) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Year Ended May 31, 2024 compared to the Year Ended May 31, 2023

Operating Expenses

Operating expenses incurred for the year ended May 31, 2024, were $345,868 compared to operating expenses of $203,636 for the year ended May 31, 2023, an increase of $142,232, which is principally due the increased legal and accounting fees related to this Registration Statement and the fees related to the Subsidiaries filing in their respective jurisdictions.

Liquidity and Capital Resources

At May 31, 2024, the Company had a working capital deficit of $166,522 compared to a working capital deficit of $48,140 at May 31, 2023. The increase in the working capital deficit is due to a increase in payables due to related parties, offset by an increase in accounts payable.

The Company used $263,840 in operating activities for the fiscal year ended May 31, 2024, compared to $156,613 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the fiscal year ended May 31, 2024, as discussed under Operating Expenses above.

The Company received $264,825 provided by financing activities during the fiscal year ended May 31, 2024, compared to $154,875 provided by financing activities during the fiscal year ended May 31, 2023. The increase is due to the sale of shares of equity unites during the year ended May 31, 2024.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 5, 2024, the Company filed a Form 8-K with the Commission reporting that on March 31, 2024, the Board of Directors of Blue Chip Capital Group, Inc. (the “Company”) approved the engagement of Barton CPA, Cypress, TX (“Barton”) as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending May 31, 2024, including review the Company’s interim quarterly financial statements for the period ended February 29, 2024. In connection with the selection of Barton, the Company agreed not to reengage Hudgens CPA PLLC (“Hudgens”) as the Company’s independent registered public accounting firm.

The refenced Form 8-K further reported that during the years ended May 31, 2023, 2022, 2021 and 2020, and the subsequent interim period through November 30, 2023, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hudgens, would have caused Hudgens to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The audit reports of Hudgens on the Company’s consolidated financial statements as of and for the years ended May 31, 2023, 2022, 2021 and 2020, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years-ended May 31, 2023 and 2022, and the subsequent interim period through November 30, 2023, neither the Company nor anyone on its behalf has consulted Barton with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or the effectiveness of internal control over financial reporting, where either a written report or oral advice was provided to the Company that Barton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company delivered a copy of this Form 8-K containing disclosure under Item 4.02 to Hudgens CPA, PLLC and requested that it furnish to the Commission its letter regarding the disclosure Item 4.02 with respect to its firm. A copy of such letter was attached as Exhibit 16.1.

On October 15, 2024, the Company filed a Form 8-K with the Commission with disclosure under Item 4.02(a) , Non-Reliance on Previously Issued Financial Statements or a Related Audit Report. The October 15, 2024 Form 8-K reported that during the preparation of this Form 10-K for the year ended May 31, 2024, management of the Company identified misstatements with respect to recognition of legal expenses during the year ended May 31, 2023. Management identified certain legal expenses in the approximate amount of $30,000, that should have been accrued in the year ended May 31, 2023. This resulted in an understatement in the reported amounts of general and administrative expense and understatement in the reported amounts of net loss by such amount, for the period ended May 31, 2023. Correspondingly, accounts payable for the year ended May 31, 2023, were understated and have been restated.

On October 10, 2024, the Company’s management and the Board of Directors decided it was necessary to amend its Form 10-K for the year ended May 31, 2023, to correct the audited consolidated financial statements for the misstatements identified above. Accordingly, investors should no longer rely on the Company’s previously released audited consolidated financial statements for the year ended May 31, 2023. The restated financial statements to be included in the amended Form 10-K should be relied on in lieu of the previous audited consolidated financial statements included in the Company’s original Form 10-K for the year ended May 31, 2023. The Company is diligently pursuing completion of the restatements and intends to file the amended Annual Report for the year ended May 31, 2023, as soon as reasonably practicable.

Dan Barton, CPA, the Company’s independent registered public accounting firm, concurred with the Company’s decision to amend the Form 10-K for the year ended May 31, 2023. The Company’s management and its Board discussed with Dan Barton, CPA, the matters described in the October 15, 2024 Form 8-K.

More complete and detailed disclosure is contained in Note 4, Restatement, to the Notes to Consolidated Financial Statements below.

Item 9A. Controls and Procedures.

(a) Mr. Joseph R. Moran, our Chief Operating Officer, served as the Company’s CEO and CFO (Principal Executive Officer and Principal Accounting Officer) from its founding as a Nevada corporation in December 2020 until March 29, 2924.

On March 29, 2024, Mr. James C. DiPrima was appointed as the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer. As a result, during the fiscal year ended May 31, 2023, Mr. Moran was responsible for reporting on the effectiveness of the Company’s disclosure controls and procedures (as defined in § 240.13a-15(e) or § 240.15d-15(e) of Regulation S-K) with respect to the fiscal year ended May 31, 2023.

During the fiscal year ended May 31, 2024, Mr. DiPrima became responsible for reporting on the effectiveness of the Company’s disclosure controls and procedures (as defined in § 240.13a-15(e) or § 240.15d-15(e) of Regulation S-K) with respect to the fiscal year ended May 31, 2024.

(b) As disclosed in Item 9 above and more fully in Note 4, Restatement, Notes to Consolidated Financial Statements, based on the evaluation of these controls and procedures required by paragraph (b) of § 240.13a-15 or § 240.15d-15 of Regulation S-K, th controls and procedures over financial reporting during the fiscal year ended May 31, 2023 were not adequate and as a result, the audited financial statements for the fiscal year ended May 31, 2023 have beenrestated in this Form 10-K.

Management of Blue Chip Capital Group, Inc. reasonably believe that, as of May 31, 2024, the Company has established and maintained disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic reports including this form 10-K filed with the Commission is recorded, processed, summarized, and reported within the time periods specified by the Commission, and is accurate and complete.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name and Address	Age	Title

James C. DiPrima 269 South Beverly Drive, Suite 373	75	Director, Interim Chief Executive Officer and Interim Chief Financial Officer
Beverly Hills, CA 90212

Joseph Richard Moran 269 South Beverly Drive, Suite 373	66	Chief Operating Officer
Beverly Hills 90212

Shani Moran	46	Director
9790 Wendover Drive
Beverly Hills, CA 90210

Frederic Ohana	54	Director
14 Marina Views
Gibraltar UK GX11188

James. C. DiPrima, Age 75, Director, Interim Chief Executive Officer and Interim Chief Financial Officer: On March 29, 2024, the Company’s Board of Directors approved the appointment of Mr. DiPrima as Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. DiPrima has a Bachelor of Science in Business Administration from Creighton University, Omaha, Nebraska. His career includes 40 years of finance and accounting in both the public and private sectors beginning his career at Deloitte Haskins & Sells in the audit division, the predecessor company to Deloitte & Touche. He has held various positions with start-up companies, as a comptroller of a manufacturing company, founded and operated an accounting and tax consulting firm focused on medical practice management and tax planning. He has acted as a contract Chief Financial Officer for multiple traded companies and has been working in various positions with public traded companies since 1995 as well as providing consulting services for several other public companies in the areas of accounting, tax planning and financial reporting.

At present. Mr. DiPrima serves as CEO of PAO Group, Inc. (OTC: PAOG) a publicly traded holding company dedicated to operating businesses within the medical cannabis sector He currently is CEO of Green Stream Holding, Inc. (OTC: GSFI) a company providing solutions in the alternative energy sector. He is also serving as: CFO for Starstream Entertainment, Inc. (OTC: SSET), a company providing event staffing; acting CFO for GBX International (OTC GBXI), a holding company with patents in various medical products; and acting CFO of Pacific Software, Inc. (OTC PFSF), a company focused on the development of skin care products.

Joseph R. Moran, age 64, Chief Operating Officer. On March 29, 2024, the Board of Directors, in connection with the appointment of Mr. DiPrima as Interim CEO and CFO, appointed Mr. Moran as Chief Operating Officer. Mr. Moran served as the Company’s CEO and CFO from its founding as a Nevada corporation in December 2020 until March 29, 2924. Mr. Moran is an International Entrepreneur with business activities across the USA and Western Europe. Joseph R. Moran has been a leading distributor in the upholstery textile industry over the last three decades and was known as the second largest trimming supplier in the USA, with warehouses across America and offices in the East and West Coasts and distribution in Central and South America, Middle East, Europe and Eastern Europe. As founder and CEO of three separate companies servicing different spheres of the industry from commodities to high end fashion houses, his activities as involved both business and financial matters including in Germany where he continued designing manufacturing and distribution across Europe. Mr. Moran is the founder and CEO of several German real estate companies working in construction and development based in Bavaria, Germany, with a track record of investment and value creation in urban mixed use of real estate in Germany as well as a leading reputation in historical property development. We believe that Mr. Moran’s established relationships with businesses and regional and local authorities and leaders in the U.S. and Europe should assist the Company to capitalize on the crowdfunding market’s arising opportunities.

Shani Moran, age 46, Director: Shani Moran is the wife of Joseph Richard Moran, who is our Chief Operating Officer and a founder of the Company. Ms. Moran, a recognized celebrity home consultant, is the founder and chief executive officer of Pillow Pops USA, a home decor company operates through its website, https://pillowpops.com. Launched in 2019, Pillow Pops was created to empower people from all walks of life to transform their homes with confidence and ease by creating a unique concept using ecologically friendly textiles and is committed to fighting child labor and human exploitation practices by adhering to stringent manufacturing guidelines.

Ms. Moran has impacted the home decor industry in significant ways, offering inexpensive exchangeable solution for renovating one’s home and her work has been featured in a variety of publications including Forbes, CNN, Essence Magazine, Redbook and more. In addition, she has worked with celebrities such as Gwen Stefani, Usher, and Tanya Tucker, among others, and was selected as one of the decorators to work on the GRAMMY Awards in 2020. Most recently Ms. Mis channeling her efforts into a charity focused collaboration with internationally acclaimed artist and South African activist, Dr. Esther Mahlangu, an icon in the contemporary art scene as well as other world-renowned artists from the music and fashion world.

Ms. Moran has extensive experience in textile design, having worked across all the spheres of the industry as one of the leading wholesalers in both the European and US market, from selling mass-produced commodities to furniture manufacturers at different department stores, as well as designing and producing upholstery textiles for leading fashion houses. In addition, Moran has been heavily involved in the Diamond Industry as an operations consultant, part of the Weltsman Group, a family Diamond Business with activities across the world and specifically in Israel, Belgium, Dubai and Africa. The Weltsman Group specializes in mining activities with contracts tied to US corporations as well as European trade companies.

Coming from a psychology background and having worked with women who are survivors of violence (domestic and otherwise) in her home country of South Africa, Ms. Moran knew the importance of self-expression in the home and creating a sanctuary and, as a result, Ms. Moran has been involved in major efforts for community initiatives and programs for the underprivileged and historically disadvantaged sectors, principally in Africa, for women’s empowerment and entrepreneurial responsibility.

Frederic Ohana, age 54, Director: Mr. Ohana was appointed as a member of the Company’s Board of Directors on October 21, 2024. Mr. Ohana has worked more than 20 years in Private Banking and Wealth Management for major institutions in France and Gibraltar, including Groupama Banque and Credit Suisse. He holds Masters in Mathematics and Finance from Paris University, France. In addition, Mr. Ohana is fluent in French, Arabic, Spanish and English and networks in Morocco, France, Spain and UK, principally engaged in international finance and business. Mr. Ohana currently serves as CFO of Hyperion Solution Partners, part of the Hyperion Group of Companies founded in 2012 and based in Gibraltar. The Hyperion Group provides a wide range of financial and related services including diverse and in-depth experience, beyond classic solutions, on behalf of high net-worth clients, often utilizing non-traditional asset classes including real estate, private equity, art and precious stones.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted a Code of Ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and directors. Copies of the Code of Ethics is attached as Exhibit 14 to this Form 10-K.

Item 11. Executive Compensation.

For the fiscal years ended May 31, 2024, and May 31, 2023, the Company did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock and shares of Series A Voting Preferred Stock of our Company as of November 11, 2024, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. The table also includes Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each record and beneficial owner listed is in care of the Company at 269 South Beverly Drive, Suite 373, Beverly Hills CA 90212 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent that power may be shared with a spouse.

As of November 11, 2024,, we had 80,841,900 shares of Common Stock and 999,999 shares of Series A Voting Preferred Stock issued and outstanding.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
NM & RM Corp. (2)	28,125,000 shares	34.8%
Titan Ventures, Inc.	25,000,000 shares	30.9%
Ocean Prospect Limited (3)	18,750,000 shares	23.2%

(1) Applicable percentage ownership is based on 80,841,900 shares of Common Stock outstanding as of November 31, 2024, and 71,875,000 shares of Common Stock owned by the above founders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of August 31, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Joseph Richard Moran, our COO and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc. which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 80,841,900 outstanding shares of Common Stock, representing approximately 65.7% of the presently outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each own 333,333 shares of Series A Voting Preferred Stock, representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The remaining 333,333 shares of Series A Voting Preferred Stock are owned by Ocean Prospect Limited. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Common Stock then outstanding, from time to time. In addition, Mr. Moran, by virtue of his control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 53,897,294 votes, representing a total of 107,022,294 votes of the total voting rights of 134,739,194 shares of voting capital stock, which includes the voting rights of the remaining 333,333 shares of Series A Voting Preferred Stock, resulting in Mr. Moran’s control of approximately 79.4%% of the total voting capital stock of the Company.

As a result of Mr. Moran’s ownership, through NM & RM Corp. and Titan Ventures Inc. of 53,125,000 shares of Common Stock and 666,666 shares of Series A Voting Preferred Stock, Mr. Moran may be deemed to be a “Control Person” of the Company, which means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise.

(3) Ocean Prospect Limited, an entity located in Queensway, Gibraltar, is a trust organized under the laws of Gibraltar, owns 18,750,000 shares of Common Stock and 333,333 shares of Series A Voting Preferred Stock. The trustees of Ocean Prospect Limited are James Lasry and Frederic Ohana, a director of the Company

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company follows ASC 850, Related Party Disclosures (ASC:850”) for the identification of related parties and disclosure of related party transactions. At May 31, 2024, and May 31, 2023, the amounts due for related party transactions were $72,265 and $49,898 respectively. The single related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. During the fiscal year ended May 31, 2024, Freddy Cimper was named Chief Technical Officer and was paid $20,000 in professional fees. Joseph Richard Moran is an officer of Blue Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. NM & RM was paid $85,000 for professional fees during the Year ended May 31, 2024.

Item 14. Principal Accountant Fees and Services.

(1)	Audit Fees. There were $27,000 in fees billed and paid in the aggregate for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Audit-Related Fees. The Company paid $11,200 in fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under The fees were related to the production of accounting schedules utilized by the principal accounts in the performance of the audits.
(3)	Tax Fees. There were no tax fees billed by the principal accountant for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. There were no other aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3)

(5)	((i) Disclose the audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The audit committee reviewed previous filings of the auditor by other companies and reviewed the PCAOB database>

(ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(6)	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees. The Company CFO provided all accounting functions required to complete the necessary documentation required by the principal accountants in order to render their opinion.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents filed as a part of the report:

(i)	Consolidated Balance Sheets as of May 31, 2024, and May 31, 2023;
(ii)	Consolidated Statements of Operations years ended May 31, 2024 and May 31, 2023;
(iii)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended May 31, 2024 and May 31, 2023;
(iv)	Consolidated Statements of Cash flows for the years ended May 31, 2024 and May 31, 2023; and
(v)	Notes to the Consolidated Financial Statements.

(b) Code of Ethics, filed as Exhibit 14 hereto.

Index of Exhibits

Exhibit No.	Description
3.1	Blue Chip Capital Group, Inc. File Stamped Nevada Filing Acknowledgement dated December 18, 2020 *
3.1(a)	Blue Chip Capital Group, Inc. File Stamped Nevada Articles of Incorporation dated December 18, 2020 *
3.2	Blue Chip Capital Group, Inc. Bylaws *
4.1	Form of Common Stock Purchase Warrant *
10.1	Form of Placement Agent Agreement *
10.2	Raisewise USA Platform License Agreement dated as of April 1, 2022 *
10.3	Raisewise USA Management Services Agreement dated as of April 1, 2022 *
10.4	Raisewise Sweden Platform License Agreement dated as of April 1, 2022 *
10.5	Raisewise Sweden Management Services Agreement dated as of April 1, 2022 *
10.6	Raisewise Morocco Platform License Agreement dated as of April 1, 2022 *
10.7	Raisewise Morocco Management and Maintenance Services Agreement dated as of April 1, 2022 *
10.8	Binding Letter of Intent dated August 28, 2024**
14	Code of Ethics**
21.1	List of Subsidiaries *
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* Filed with the SEC as part of the Company’s Registration Statement on August 7, 2023, which are incorporated herein.

**Filed herewith.

*** Filed on September 11, 2024 with the SEC as Exhibit 99.2 to the Company’s Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Chip Capital Group, Inc.

/s/: James C. DiPrima
Name:	James C. DiPrima
Title:	Interim Chief Executive Officer
Date:	November 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Titles	Date

/s/: James C. DiPrima	Chief Executive Officer	November 20, 2024
James C DiPrima	(Principal Executive Officer), Chief FinancialOfficer (Principal Financial Officer andPrincipal Accounting Officer) and Director

/s/: Joseph R. Moran
Joseph R. Moran	Chief Operating Officer	November 20, 2024

/s/: Shani Moran
Shani Moran	Director	November 20, 2024

/s/: Frederic Ohana
Frederic Ohana	Director	November 20, 2024

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2024

Report of Independent Registered Public Accounting Firm

BARTON CPA

Certified Public Accountants and Advisors
A PCAOB Registered Firm
713-489-5635 bartoncpafirm.com Cypress, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Chip Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Chip Capital Group, Inc. (the "Company") as of May 31, 2024 and 2023, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Blue Chip Capital Group, Inc. as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended May 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Description of the Matter

As described in Note 2 to the financial statements, The Company has generated no revenues for the year ended May 31, 2024. The Company has recurring net losses and is in a negative working capital position. If the Company is unable to raise sufficient funding, it may struggle to reach its future obligations. Accordingly, the Company has

F-1

2

determined that these factors raise substantial doubt as to the Company's ability to continue as a going concern for a period of one year from the date these financial statements are issued. Management plans to identify adequate sources of funding to provide operating capital for continued growth.

Auditing the Company's assessment and related disclosures regarding its ability to continue as a going concern required significant auditor judgment. This is due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding. Assessing whether the Company's disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgment and effort.

How We Addressed the Matter in Our Audit

To assess the Company's evaluation and related disclosures regarding its ability to continue as a going concern, we conducted audit procedures that included reviewing cash accounts subsequent to year-end up to the reporting date, assessing the aging of accounts and notes payable balances as of year-end, and reviewing significant events subsequent to year-end.

Barton CPA PLLC

We have served as the Company's auditor since 2024.

Cypress, Texas

November 8, 2024

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2024	May 31, 2023* Restated

ASSETS
Current Assets
Cash	$2,743	$1,758
Total Current Assets	2,743	1,758
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$91,333	$90,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	97,000	30,000
Due to related parties	72,265	49,898

Total Liabilities	169,265	79,898

Stockholders’ Equity (Deficit)
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on May 31, 2024, and on May 31, 2023, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 80,841,400 issued and outstanding, on May 31, 2024, and 153,506,250 on May 31, 2023, respectively	8,085	15,351
Additional paid-in capital	1,566,161	1,301,409
Accumulated deficit	(1,652,278)	(1,306,410)
Total Stockholders’ Equity (Deficit)	(77,932)	10,450

Total Liabilities and Stockholders’ Equity (Deficit)	$91,333	$90,348

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	May 31, 2024	May 31, 2023* Restated
Revenues:	$-	$-

Operating Expenses:

General & administrative expenses	345,868	203,636
Total Operating expenses	345,868	203,636

Loss from operations	(345,868)	(203,636)

NET LOSS	$(345,868)	$(203,636)

Net Loss Share Basic and Diluted	$(0.0039)	$(0.0013)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	89,699,797	153,130,385

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity/ (Deficit) ($)

Balance May 31, 2021	999,999	100	150,000,000	15,000	1,051,885	(996,900)	70,085
Issuance of Common Shares for cash			3,040,000	304	94,696	0	95,000
Net Loss						(105,874))	(105,874)
Balance May 31, 2022,	999,000	100	153,040,000	15,304	1,146,581	(1,102,774)	59,211
Issuance of Common shares for cash			466,250	47	154,828	0	154,875
Net Loss						(203,636)	(203,636)
Balance May 31, 2023 * Restated	999,999	100	153,506,250	15,351	1,301,409	(1,306,410)	10,450
Issuance of Common shares for cash			730,150	73	257,252	0	257,325
Issuance of Common shares for services			1,605,000	161		0	161
Cancel Founders shares			(75,000,000)	(7,500)	7,500	0	0
Net Loss						(345,868)	(345,868)
Balance May 31, 2024	999,999	100	80,841,400	8,085	1,566,161	(1,652,278)	(77,932)

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	May 31, 2024	May 31, 2023* Restated
Cash Flows From Operating Activities:
Net loss	$(345,868)	$(203,636)
Adjustments to reconcile net loss to net cash used in operations
Founders’ shares cancelled	(7,500)	-
Shares in lieu of compensation	161	-
Changes in operating assets and liabilities:
Accounts payable	67,000	30,000
Due to related parties	22,367	17,023
Net Cash Used In Operating Activities	(263,840)	(156,613)

Cash Flows From Investing Activities:
Cash paid for development of application	-	(4,000)
Net Cash Used in Investing Activities	-	(4,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	264,825	154,875
Net Cash Provided by Financing Activities	264,825	154,875

Net Increase (Decrease ) in Cash	985	(5,738)

Cash at Beginning of Period	1,758	7,496

Cash at End of Period	$2,743	$1,758

Supplemental disclosure of cash flow information:
Founders shares cancelled	$7,500	$-
Cash paid for interest	$-	$-

The accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Blue Chip Capital Group, Inc., (the “ Company”) was incorporated in the State of Delaware on November 27, 2019, under the name of Blue-Chip Financial Group Corp. It was subsequently re-domiciled to the state of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc. This is the first reporting date on the Company’s activity in Nevada.

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

The Company is in the process of establishing a Crowdfunding platform in Sweden under the name RaiseWise Sweden AB. The Company formed a Swedish Limited liability on May 21, 2020, company with the name RaiseWise Sweden AB that is a wholly owned subsidiary of the Company that has been granted a registration to provide crowd funding services with the national regulator in Sweden). On December 22, 2020, Medcap LTD agreed to purchase a twenty percent (20%) ownership in the wholly owned subsidiary for $50,000. There have been no transactions at this time.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated no revenues for the year ended May 31, 2024. The Company had a net loss of $345,868 and an accumulated deficit of $1,652,278 raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

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

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Accounting Standards Codification (“ASC”) 305, Cash and Cash Equivalents (“ASC 305”) and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of May 31, 2024, the software is within the application development phase and all costs are currently capitalized.

Revenue Recognition

Revenue for license fees is recognized upon the execution and closing of the contract for the amount of the contract. Contract fees are generally due based upon various progress milestones. Revenue from contract payments are estimated and accrued as earned. Any adjustments between actual contract payments and estimates are made to current operations in the period they are determined.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended May 31, 2024, 2023, 2022 and 2021 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $1,652,590 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $347,028 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at May 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC “820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs

(Level 3). The three levels of the fair value hierarchy are described below:

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

Level 3 - Inputs that are both significant to the fair value measurement and unobservable. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Warrants

On June 29, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,440,000 shares of common stock for $45,000. In further consideration hereof, the Company will provide warrants to third party allowing third party to purchase a total of Three Hundred and Seventy-Eight Thousand (378,000) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2022, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. The warrants will exercisable by cash payment only.

On July 3, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,600,000 shares of common stock for $50,000. In further consideration hereof, the Company will provide warrants to another third party allowing third party to purchase a total of Four Hundred and Twenty Thousand (420,000) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2022, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. The warrants will be exercisable by cash payment only.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended May 31, 2024, the Company entered into several subscription agreements with a third parties who agreed to purchase 730,150 shares of common stock for $257,450. In further consideration hereof, the Company will provide warrants to third parties allowing third parties to purchase a total of Two Hundred and Ninety-Seven

Thousand six hundred (291,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) shares of the Company’s common stock on or before July 17, 2024 at a price of Sixty five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) of the Company’s common stock on or before July 17, 2025 at a price of Ninety Cents ($.90) per share; The warrants will exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled. As of May 31, 2024, there were 617,600 warrants outstanding with a weighted average exercise price of $0.72, a weighted average remaining expiration period of approximately 3.0 years and intrinsic value of zero. There were no additional warrants issued in this year ended May 31, 2024.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. At May 31, 2024, and May 31, 2023, the Company does not have any long-lived assets.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). At May 31, 2024, and May 31, 2023, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC:850”) for the identification of related parties and disclosure of related party transactions. At May 31, 2024, and May 31, 2023, the amounts due for related party transactions were $72,265 and $49,898 respectively. The single related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. During the fiscal year ended May 31, 2024, Freddy Cimper was named Chief Technical Officer and was paid $20,000 in professional fees. Joseph Richard Moran is an officer of Blue Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. NM & RM was paid $85,000 for professional fees during the Year ended May 31, 2024.

Stock-Based Compensation

ASC 718 Compensation – Stock Compensation, (“ASC 718”) prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For stock-based transaction, as of May 31, 2024, the Company issued shares for services at par value since the stock is has no established market price at this time.

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

NOTE 4-RESTATEMENT

During the preparation of its Form 10-K for the year ended May 31, 2024, management of the Company identified misstatements with respect to recognition of legal expenses during the year ended May 31, 2023. Management identified legal expenses were not correctly recognized and should have been accrued in that quarter and in the year end.

The Company has restated its Consolidated Balance Sheet as of May 31, 2023, and the related Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the year ended May 31, 2023, to correct the misstatements described above.

The following table summarizes the effects of the restatement as of May 31, 2023, and for the year ended May 31, 2023. Corresponding changes were made in the Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows. The restatement had no net effect on the cash flows of the Company.

	May 31, 2023,
	As Previously Reported	As Restated
Consolidated Balance Sheet Information:
Accounts Payable	47,024	77,024
Total liabilities	49,898	79,898

Accumulated deficit	(1,276,410)	(1,306,410)
Total stockholders’ equity	40,450	10,450
Total liabilities and stockholders’ equity	90,348	90,348

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended May 31, 2023
	As Previously Reported	As Restated
Consolidated Statement of Operations Information:
General and Administrative	173,636	203,636
Total operating expenses	173,636	203,636

Loss from operations	(173,636)	(203,636)
NET LOSS	(173,636)	(203,636)
Net loss per share – basic and diluted	$(0.0011)	$(0.0013)

NOTE 5 – WHOLLY OWNED SUBSIDIARY

On January 8, 2021, the Company created an additional wholly subsidiary entitled Raise Wise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 100% of the subsidiary. The Company is in the process of establishing a Crowdfunding platform in Sweden under the name RaiseWise Sweden AB. The Company formed a Swedish Limited liability company with the name RaiseWise Sweden AB that is a wholly owned subsidiary of the Company that has been granted a registration to provide crowd funding services with the national regulator in Sweden). The Company owns 100% of the stock in RaiseWise Sweden and there has been no transaction recorded at May 31, 2024.

NOTE 6 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 10,000,000 shares of Common Stock, at a par value of $.0001 of which 999,999 shares of Common Stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of November 30, 2021, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding. The holders of the Series A Preferred Stock shall have full voting rights and powers on all matters subject to a vote by the holders of the Company’s Common Stock and Series A Preferred Stock shall vote together as a single class with the holders of the Company’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty-eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power. Unless otherwise declared from time to time by the Board of Directors, out of funds legally available thereof, the holders of shares of the outstanding shares of Series A Preferred Stock shall not be entitled to receive dividends. Holders of Series A Preferred Stock shall not be entitled, as a matter of right, to subscribe for, purchase or receive any part of any stock of the Corporation of any class whatsoever, or of securities convertible into or exchangeable for any stock of any class whatsoever, whether now or hereafter authorized and whether issued for cash or other consideration or by way of dividend by virtue of the Series A Preferred Stock nor shall the shares of Series A Preferred Stock be convertible into shares of the Corporation’s Common Stock. The shares of Series A Voting Preferred Stock being issued to the holders are not transferable.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 400,000,000 shares of Common Stock, at a par value of $.0001 of which 150,000,000 shares of Common Stock were issued to our founders. The Company issues an additional 730,150 shares to third parties for cash investments. The Company also issued 4,730,000 shares as compensation. Additional shares may be issued upon the exercise of any outstanding warrants issued to private investors or to be issued by the Company in the future, or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. On July17, 2023 the Board of Directors approved a resolution to cancel 75,000,000 common shares that had originally been issued to the founders.

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events were evaluated through November 8, 2024, which is the date the financial statements were available to be issued.

On August 28, 2024, the Board of Directors of Blue-Chip Capital Group, Inc. (the “Company”) approved the execution of a Proposal to purchase US Petrochemical Industries, Inc. (“US Petrochemical”), a privately owned company based in Houston, TX. The proposed acquisition requires the Company to purchase 100% of the capital stock in US Petrochemical from Laique Rehman, President and sole stockholder of US Petrochemical, for $7,000,000. The amount is payable in 5 months subject to the review and approval by the Company of the audited and interim financial statements of US Petrochemical for the fiscal years ended 2022 and 2023 and the interim periods of fiscal 2024, as well as receipt by the Company of necessary documentation and information to conduct its due diligence.

The Company has submitted documentation required for completion and submission of a Form 15c2-11 (or Form 211) for approval from FINRA to secure a symbol for trading of its common stock on the stock exchange or a quotation system. Management anticipates the receipt of approval in approximately 60 days.

On September 11, 2024, the Board of Directors of Blue-Chip Capital Group, Inc. (the “Company”) accepted the resignation of Hassan Oulhous as a member of the Company’s Board of Directors, which resignation was reported in a Form 8-K filed on September 16, 2024. Mr. Oulhous, who served as a Director since 2021, did not inform the Company of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, nor is any disagreement known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices. The Company understands that the resignation was for the purpose of Mr. Oulhous pursuing other business opportunities. The Company provided Mr. Oulhous with a copy of the disclosure contained in the Form 8-K.

On September 11, 2024, in connection with the resignation of Mr. Oulhous, the Board approved the appointment of Mr. James C. DiPrima, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, to its Board of Directors. Mr. DiPrima has served as the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer since March 29, 2024.

On October 16, 2024, the Board of Directors of Blue Chip Capital Group, Inc. (the “Company”) accepted the resignation of James Lasry as a member of the Company’s Board of Directors. Mr. Lasry, who served as a Director since 2021, informed the Company that he did not have sufficient business time to devote to the Company’s affairs as a Board member. Mr. Lasry did not inform the Company of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, nor is any disagreement known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices. A copy of the Form 8-K reporting Mr. Lasry’s resignation was filed on October 22, 2024.

Following the acceptance of Mr. Lasry’s resignation, the Registrant’s Board of Directors approved the appointment of Mr. Frederic Ohana as a member of the Registrant’s Board effective on October 21, 2024. A Form 8-K reporting Mr. Ohana’s appointment was filed on October 22, 2024.

