Form 10-Q
period 2024-08-31
Blue Chip Capital Group Inc.
filed 2025-02-19
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

80,841,900 common shares issued and outstanding as of February 13, 2025.

2

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

(UNAUDITED)

3

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31, 2024	May 31, 2024

ASSETS
Current Assets
Cash	$138	$2,743
Total Current Assets	138	2,743
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$88,728	$91,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	128,439	97,000
Due to related parties	80,640	72,265

Total Liabilities	209,079	169,265

Stockholders ‘Deficit
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on August 31, 2024, and on May 31, 2024, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 80,841,900 issued and outstanding, on August 31, 2024, and 80,841,400 on May 31, 2024.	8,085	8,085
Additional paid-in capital	1,567,161	1,566,161
Accumulated deficit	(1,695,697)	(1,652,278)
Total Stockholders’ Deficit	(120,351)	(77,932)

Total Liabilities and Stockholders’ Deficit	$88,728	$91,333

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31, 2024	August 31, 2023
Revenues:	$-	$-

Operating Expenses:
General & Administrative expenses	43,419	210,951
Total Operating expenses	43,419	210,951

Loss from operations	(43,419)	(210,951)

NET LOSS	$(43,419)	$(210,951)

Net Loss Share Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	80,841,900	115,261,098

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three months ended August 31, 2024

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity (Deficit) ($)
Balance May 31, 2024	999,999	100	80,841,400	8,085	1,566,161	(1,652,278)	(77,932)
Issuance of Common shares for cash			500		1,000		1,000
Net Loss						(43,419)	(43,419)
Balance August 31, 2024	999,999	100	80,841,900	8,085	1,567,161	(1,695,697)	(120,351)

Three months ended August 31, 2023

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity (Deficit) ($)
Balance May 31, 2023** Restated	999,999	100	153,506,250	15,351	1,301,409	(1,306,410)	10,450
Issuance of Common shares for cash			729,000	73	255,052		255,125
Cancel Founders shares			(75,000,000)	(7,500)	7,500
Net Loss						(210,951)	(210,951)
Balance August 31, 2023	999,999	100	80,841,400	7,924	1,566,161	(1,652,278)	(77,932)

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2024	August 31, 2023
Cash Flows from Operating Activities:
Net loss	$(43,419)	$(210,951)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Accounts payable	31,439	(47,024)
Due to related parties	8,375	14,040
Net Cash Used in Operating Activities	(3,605)	(243,935)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,000	255,125
Net Cash Provided by Financing Activities	1,000	255,125

Net Increase (Decrease) in Cash	(2,605)	11,190

Cash at Beginning of Period	2,743	1,758

Cash at End of Period	$138	$12,948

Supplemental disclosure of cash flow information:
Founders’ shares cancelled	$-	$7,813
Cash paid for interest	$-	$-

The accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Blue Chip Capital Group, Inc., (the “Company”) was incorporated in the State of Delaware on November 27, 2019, under the name of Blue-Chip Financial Group Corp. It was subsequently re-domiciled to the state of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc.  Blue Chip Capital Group, Inc (the “Company”) owns 100% of Raisewise USA, Inc., a company incorporated in the State of New York on June 15, 2020. The Company’s Raisewise USA platform will be operating through several wholly or majority owned Subsidiaries in Morocco, Sweden and Brazil which will conduct business, when and if operational, in various U.S. and international jurisdictions.

To date, the Company has established four wholly owned and majority owned subsidiaries: Raisewise USA, Inc., a New York corporation (100% owned); Raisewise Sweden AB (80% owned), Raisewise Morocco SARL (100% owned) and the recently formed Raisewise Brazil LTDA (95% owned) to operate in the Crowdfunding industry under the Raisewise name in their respective jurisdictions, with each of these subsidiaries owning its own platform. The first one established, Raisewise USA, has been registered and authorized as a Crowdfunding entity by the United States Securities and Exchange Commission (“SEC”). Raisewise Sweden and Raisewise Morocco have received requisite licenses from the respective securities/regulatory authorities in Sweden and Morocco and Raisewise Brazil was recently organized and is in the process for applying for licenses in Brazil, the timing of which cannot be determined at present or at which time, if ever, that Raisewise Brazil will own its own platform and have license and management agreements.

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

The Company is in the process of establishing a Crowdfunding platform in Sweden under the name RaiseWise Sweden AB. The Company formed a Swedish Limited liability on May 21, 2020, company with the name RaiseWise Sweden AB that is a wholly owned subsidiary of the Company that has been granted a registration to provide crowd funding services with the national regulator in Sweden). On December 22, 2020, Medcap LTD agreed to purchase a twenty percent (20%) ownership in the wholly owned subsidiary for $50,000. There have been no transactions currently.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated no revenues for the three months ended August 31, 2024. The Company had a net loss of $43,419 and an accumulated deficit of $1,695,697, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Accounting Standards Codification (“ASC”) 305, Cash and Cash Equivalents (“ASC 305”) and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of August 31, 2024, the software is within the application development phase and all costs are currently capitalized.

Revenue Recognition

The Company recognizes revenue pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts With Customers. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

Our Company platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for three months ended August 31,2024 and the tax years ended May 31, 2024, 2023, 2022 and 2021 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $1,695,697 that will expire beginning in 2035.   The deferred tax assets including the net operating loss carry forward tax benefit of $356,146 which is offset by a valuation allowance.  The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at August 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated byobservable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Warrants

For accounting purposes, the Company accounts for the Private Placement Warrants (i) in accordance with the guidance contained in ASC 815-40 and (ii) classified as an equity instrument. The fair values of the Private Placement Warrants were accounted for as stock purchases. Since the entries recognize the fair value of the Private Placement Warrants offset within additional paid-in capital, there is no inherent impact to the condensed consolidated financial statements.

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

During the year ended May 31, 2024, the Company entered into several subscription agreements with a third parties who agreed to purchase 730,150 shares of common stock for $257,450. In further consideration hereof, the Company will provide warrants to third parties allowing third parties to purchase a total of Two Hundred and Ninety-Seven Thousand six hundred (291,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) shares of the Company’s common stock on or before July 17, 2024, at a price of Sixty-five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) of the Company’s common stock on or before July 17, 2025, at a price of Ninety Cents ($.90) per share; The warrants will be exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled. As of May 31, 2024, there were 617,600 warrants outstanding with a weighted average exercise price of $0.72, a weighted average remaining expiration period of approximately 3.0 years and intrinsic value of zero. As of August 31, 2024, there were 417,800 warrants outstanding with a weighted average exercise price of $0.90, a weighted average remaining expiration period of approximately 1.0 year and intrinsic value of zero. There were no additional warrants issued in the three months ended August 31, 2024.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. On August 31, 2024, and May 31, 2024, the Company does not have any long-lived assets.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets.  Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On August 31, 2024, and May 31, 2024, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On August 31, 2024, and May 31, 2024, the amounts due for related party transactions were $80,640 and $72,265 respectively. The single related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. During the fiscal year ended May 31, 2024, Freddy Cimper was named Chief Technical Officer and was paid $20,000 in Professional Fees. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. NM & RM was paid $85,000 for professional fees during the Year ended May 31, 2024.

Stock-Based Compensation

ASC 718 Compensation – Stock Compensation (“ASC 718”) prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability, otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For stock-based transaction, August 31, 2024, the Company issued shares for services at par value since the stock has no established market price at this time.

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

NOTE 4 – WHOLLY OWNED SUBSIDIARY

On January 8, 2021, the Company created an additional wholly subsidiary entitled Raise Wise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 100% of the subsidiary. The Company is in the process of establishing a Crowdfunding platform in Sweden under the name RaiseWise Sweden AB. The Company formed a Swedish Limited liability company with the name RaiseWise Sweden AB that is a wholly owned subsidiary of the Company that has been granted a registration to provide crowd funding services with the national regulator in Sweden). The Company owns 100% of the stock in RaiseWise Sweden and there has been no transaction recorded on August 31, 2024.

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 10,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of Common Stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of November 30, 2021, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding. The holders of the Series A Preferred Stock shall have full voting rights and powers on all matters subject to a vote by the holders of the Company’s Common Stock and Series A Preferred Stock shall vote together as a single class with the holders of the Company’s Common Stock and the holders of any other class or series of shares entitled to vote with the Common Stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty-eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power. Unless otherwise declared from time to time by the Board of Directors, out of funds legally available thereof, the holders of shares of the outstanding shares of Series A Preferred Stock shall not be entitled to receive dividends. Holders of Series A Preferred Stock shall not be entitled, as a matter of right, to subscribe for, purchase or receive any part of any stock of the Company of any class whatsoever, or of securities convertible into or exchangeable for any stock of any class whatsoever, whether now or hereafter authorized and whether issued for cash or other consideration or by way of dividend by virtue of the Series A Preferred Stock nor shall the shares of Series A Preferred Stock be convertible into shares of the Company’s Common Stock. The shares of Series A Voting Preferred Stock being issued to the holders are not transferable without the consent of the Company and a majority of the other holders of Series A Preferred Stock.

Common Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 400,000,000 shares of Common Stock, at a par value of $.0001 of which 150,000,000 shares of Common Stock were issued to the founders. The Company issued an additional 730,150 shares during the year ended May 31, 2024, and 500 shares during the quarter ended August 31, 2024, to third parties for cash investments. The Company also issued 1,605,000 shares as compensation. Additional shares may be issued upon the exercise of any outstanding warrants issued to private investors or to be issued by the Company in the future, or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. On July17, 2023 the Board of Directors approved a resolution to cancel 75,000,000 common shares that had originally been issued to the founders.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events were evaluated through February 13, 2025, which is the date the financial statements were available to be issued.

On September 5, 2024, the Board of Directors of Blue-Chip Capital Group, Inc. (the “Company”) accepted the resignation of Hassan Oulhous as a member of the Company’s Board of Directors. Mr. Oulhous, who served as a director since 2021, did not inform the Company of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, nor is any disagreement known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices. The Company understands that the resignation was for the purpose of Mr. Oulhous pursuing other business opportunities. The Company has provided Mr. Oulhous with a copy of the disclosure contained in this Form 8-K.

On September 5, 2024, in connection with the resignation of Mr. Oulhous, the Board approved the appointment of Mr. James C. DiPrima, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, to its Board of Directors. Mr. DiPrima has served as the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer since March 29, 2024.

On October 16, 2024, the Board of Directors of Blue-Chip Capital Group, Inc. (the “Company”) accepted the resignation of James Lasry as a member of the Company’s Board of Directors. Mr. Lasry, who served as a director since 2021, informed the Company that he did not have sufficient business time to devote to the Company’s affairs as a Board member. Mr. Lasry did not inform the Company of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, nor is any disagreement known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices. Following the acceptance of Mr. Lasry’s resignation, the Registrant’s Board of Directors approved the appointment of Mr. Frederic Ohana as a member of the Registrant’s Board effective on October 21, 2024.

On October 30, 2024, the Board of Directors of Blue Chip Capital Group, Inc. (the “Company”) ratified and approved the execution of a Share Exchange and Conversion Agreement dated October 24, 2024 (the “Agreement”) by and between the Company, on one hand, and GSFI Rome LLC, a Wyoming limited liability company (“GSFI”), which is a wholly owned subsidiary of Green Stream Finance Inc., a public Wyoming corporation (“Green Stream”), on the other hand. A conformed copy of the executed Agreement is attached as Exhibit 99.3 hereto.

The Agreement between the Company, GSFI and Green Stream, provides for, among other things, the exchange by the Company of a number of shares of the Company’s Common Stock, in an amount to be determined, in consideration for 100% of the capital stock GSFI, which shares of the Company’s Common Stock will be distributed pursuant to a new registration statement to be filed with the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Act”) for the benefit of the Company, GSFI and the holders of all securities, rights to securities, promissory notes, warrants, and any and all rights of Green Stream (collectively, the “Green Stream Securities”) held by the holders (collectively, the “Green Stream Holders”).

It is understood and agreed by and between the Company, GSFI and Green Stream that as of a date within sixty (60) business days of receipt by the Company of the GSFI complete disclosure documents, including audited financial statements, the Green Stream Securities held by the Green Stream Holders, as will be evidenced on the signature page(s) of the Agreement, shall be automatically (without any further actions on the part of the Green Stream Holders) converted into the number of shares of the Company’s Common Stock issuable to the agreeing Green Stream Holders in connection with such conversion (the “Conversion Shares”).

The Green Stream Holders electing to exchange and convert their respective Green Stream Securities into shares of the Company’s Common Stock will be included in the new registration statement as selling security holders pursuant to the terms and conditions of the Agreement. The filing of the new registration statement will be subject to certain conditions precedent including, but not limited to, completion and delivery to the Company of an audit of the financial statements of GSFI and other due diligence disclosure regarding GSFI in accordance with GAAP and as required by the SEC under the Act and the rules and regulation of the SEC (the “GSFI Disclosure”).The Green Stream Holders may convert the Green Stream Securities set forth on the signature page(s) into a number of shares of the Company’s Common Stock or Conversion Shares to be mutually determined by the Company and GSFI within sixty (60) business days of the Company’s receipt of the GSFI Disclosure.

Mr. James C. DiPrima, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer also holds the position of President and Chief Executive Officer of Green Stream Finance, Inc.

During the period from November19, 2024 through December 30, 2024, the Company issued and sold to 4 accredited investors convertible notes bearing interest at 10% per annum (the “Notes”), each due nine (9) months from the date of issuance, as follows:

1: 11/19/2024 in the principal amount of $25,000; 2. 11/27/2024 in the principal amount of $10,000; 3: 12/12/2024 in the principal amount of $10,000; and 12/30/2024 in the principal amount of $10,000. The Company agreed to issue to each of these investors restricted shares of the Company’s common stock equal to 1.5 shares for each dollar of the principal amount of the Note.

In addition, the Company issued and sold to a single accredited investor Notes as follows: 1: 12/18/2024 in the principal amount of $100,000; (2) 1/6/2025 in the principal amount of $100,000; and (3) 2/7/2025 in the principal amount of $300,000, of which $50,000 was paid to the Company and $250,000 was paid into an attorney’s escrow account, for release to the Company upon certain events. In connection with the issuance of these three Notes, all equal or greater than $100,000, the Company agreed to issue to this investor restricted shares equal to 2 shares per each dollar of the principal amount of the Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Plan of Operation.

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

The Company incurred net losses for the three months ended August 31, 2024, and 2023 of ($43,419) and ($210,951), respectively. Cumulative losses from inception through August 31, 2024, are ($1,695,679). The Company has net negative working capital for the three months ended August 31, 2024, of ($208,741).

During the three months ended August 31, 2024, the Company raised $1,000 from private stock offerings to third-party accredited investors, as that term is defined under Rule 501 of Regulation D promulgated by the Commission under the Act, as compared to $255,125 during the same period of the prior three months, which sales were made in reliance upon Regulation S promulgated by the Commission under the Act. While the Company reasonably believes that it will be able to continue to raise capital from sales to third-party investors (subject to the 15 day “quiet” period following the filing the this Amendment#1 to the Registration Statement under SEC rules, which prohibit management teams or their marketing agents from promoting, making forecasts or expressing any opinions about the value of their company during the quiet period.) as well as from advances from related parties, the Company has no current arrangements or commitments from third-party investors or related parties nor can there be any assurance that the Company will be able to continue to support its operations through private offerings of its securities or advances from related parties on a long term basis. The Company will be dependent upon the raise of equity capital from the public Offering under this Registration Statement. There can be no assurance that the Company will be successful in raising sufficient proceeds from this Offering or the amount of proceeds that are actually raised. Reference in made to the disclosure under “Use of Proceeds” above.

This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst-case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds both privately and publicly, of which there can be no assurance, in order to grow the Company’s underlying planned businesses. As explained above, the Company is currently raising working capital to fund its operations, principally via limited private placements of equity securities including Common Stock and warrants, in reliance upon the exemption under Reg S promulgated by the Commission under the Act. In addition, the Company has ongoing and pending contracts that are expected to generate operating cash to support operations during 2024 and during the next 12 months, of which there can be no assurance. Reference is made to the disclosure under “BUSINESS-The Company’s Business Plan” above. Despite its limited cash resources, the Company has been able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital from related party advances and private sales of equity securities to accredited investors, notwithstanding the fact that the Company has substantial Commitments for Capital Expenditures.

The Company believes that it possesses the ability to meet requirements in the short-term (the next 12 months from the most recent fiscal period ended August 31, 2024) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Three Months Ended August 31, 2024, compared to the Three Months Ended August 31, 2023

Operating Expenses

Operating expenses incurred for the three months ended August 31, 2024, were $43,419 compared to operating expenses of $210,951 for the three months ended August 31, 2023, a decrease of $167,532, which is principally due the decreased legal and accounting fees related to this Registration Statement and the fees related to the Subsidiaries filing in their respective jurisdictions.

Liquidity and Capital Resources

On August 31, 2024, the Company had a working capital deficit of $209,741 compared to a working capital deficit of $3,966 at August 31, 2023. The increase in the working capital deficit is due to an increase in payables due to related parties, offset by an increase in accounts payable.

The Company used $3,605 in operating activities for the three months ended August 31, 2024, compared to $243,945 during the same period of the prior fiscal year. The decrease is due to general and administrative expenses related to legal and accounting fees during the three months ended August 31, 2023, as discussed under Operating Expenses above.

The Company received $1,000 provided by financing activities during the three months ended August 31, 2024, compared to $255,125 provided by financing activities during the three months ended August 31, 2023. The decrease is due to the sale of shares of equity during the three months ended August 31, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the three-month period ended August 31, 2024. See Note 7 Subsequent Events to the Notes to Consolidated Unaudited Financial Statements, above.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed with this Report or incorporated by reference:

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
Dated: February 18, 2025
21