Form 10-Q
period 2024-11-30
Blue Chip Capital Group Inc.
filed 2025-04-10
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

(Former name, former address and former fiscal year, if changed since last report): N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,039,400 common shares issued and outstanding as of April 4, 2025.

2

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024

(UNAUDITED)

Pages
Consolidated Balance Sheets as of November 30, 2024 and May 31, 2024 (Unaudited)	F-1

Consolidated Statements of Operations for the three and six months ended November 30, 2024, and November 30, 2023 (Unaudited)	F-2

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three- and six-months F-3 ended November 30, 2024, and November 30, 2024 (Unaudited)	F-3

Consolidated Statements of Cash flows for the six months ended November 30, 2024 and November 30, 2023 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5 thru F-11

3

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2024	May 31, 2024

ASSETS
Current Assets
Cash	$10,019	$2,743
Total Current Assets	10,019	2,743
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$98,609	$91,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	157,000	97,000
Due to related parties	111,002	72,265
Notes Payable	35,000	-
Total Liabilities	303,002	169,265

Stockholders ‘Deficit
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on November 30, 2024, and on May 31, 2024, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 80,841,900 issued and outstanding, on November 30, 2024, and 80,841,900 on May 31, 2024.	8,085	8,085
Additional paid-in capital	1,567,161	1,566,161
Accumulated deficit	(1,779,739)	(1,652,278)
Total Stockholders’ Deficit	(204,393)	(77,932)

Total Liabilities and Stockholders’ Deficit	$98,609	$91,333

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2024	2023	2024	2023
Revenues:	$-	$-	$-	$-

Operating Expenses:
General & Administrative expenses	84,042	11,748	127,461	222,683
Total Operating expenses	84,042	11,748	127,461	222,683

Loss from operations	(84,042)	(11,748)	(127,461)	(222,683)

NET LOSS	$(84,042)	$(11,748)	$(127,461)	$(222,683)

Net Loss Share Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	80,841,900	79,235,250	80,841,900	79,235,250

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six months ended November 30, 2024

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity (Deficit) ($)

Balance May 31, 2024	999,999	100	80,841,400	8,085	1,566,161	(1,652,278)	(77,932)
Issuance of Common shares for cash	-	-	500	-	1,000	-	1,000
Net Loss	-	-	-	-	-	(43,419)	(43,419)
Balance August 31, 2024	999,999	100	80,841,900	8,085	1,567,161	(1,695,697)	(120,351)
Net Loss	-	-	-	-	-	(84,042)	(84,042)
Balance November 30, 2024	999,999	100	80,841,900	8,085	1,567,161	(1,779,739)	(204,393)

Three and Six months ended November 30, 2023

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity (Deficit) ($)
Balance May 31, 2023** Restated	999,999	100	153,506,250	15,351	1,301,409	(1,306,410)	10,450
Issuance of Common shares for cash	-	-	729,000	73	255,052	-	255,125
Cancel Founders shares	-	-	(75,000,000)	(7,500)	7,500	-	-
Net Loss	-	-	-	-	-	(210,935)	(210,935)
Balance August 31, 2023	999,999	100	79,235,250	7,924	1,563,961	(1,517,345)	54,640
Net Loss	-	-	-	-	-	(11,748)	(11,748)
Balance November 30, 2023	999,999	100	79,235,250	7,924	1,563,961	(1,529,093)	42,892

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	November 30, 2024	November 30, 2023
Cash Flows from Operating Activities:
Net loss	$(127,461)	$(222,683)
Adjustments to reconcile net loss to net cash used in operations
Changes in operating assets and liabilities:
Accounts payable	60,000	(47,040)
Due to related parties	38,737	14,790
Net Cash Used in Operating Activities	(28,724)	(254,933)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,000	255,125
Note Payable borrowings	35,000	-
Net Cash Provided by Financing Activities	36,000	255,125

Net Increase (Decrease) in Cash	7,276	192

Cash at Beginning of Period	2,743	1,758
Cash at End of Period	$10,019	$1,950

Supplemental disclosure of cash flow information:
Founders’ shares cancelled	$-	$7,500
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

To date, the Company has established four wholly owned and majority owned subsidiaries: Raisewise USA, Inc., a New York corporation (100% owned); Raisewise Sweden AB (80% owned); Raisewise Morocco SARL (100% owned); and Raisewise Brazil LTDA (95% owned). The subsidiaries will operate in the Crowdfunding industry under the Raisewise name in their respective jurisdictions, with each of these subsidiaries owning its own platform. The first established, Raisewise USA, has been registered and authorized as a Crowdfunding entity by the United States Securities and Exchange Commission (“SEC”). Raisewise Sweden and Raisewise Morocco have received requisite licenses from the respective securities/regulatory authorities in Sweden and Morocco and Raisewise Brazil was recently organized and is in the process for applying for licenses in Brazil, the timing of which cannot be determined at present or at which time, if ever, that Raisewise Brazil will own its own platform and have license and management agreements.

On January 8, 2021, the Company created Raisewise Morocco L.L.C under the laws of Morocco. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. This subsidiary’s purpose is to create a Crowdfunding platform in Morocco that provides individual investors with access to investment opportunities. The Company owns 100% of this subsidiary.

On May 21, 2020, the Company established Raisewise Sweden AB, a Swedish limited liability company, having a Crowdfunding platform. Raisewise Sweden AB was initially formed as a 100% owned subsidiary that has been granted a registration to provide Crowdfunding services with the national regulator in Sweden. On December 22, 2020, Medcap LTD agreed to purchase a twenty (20%) percent ownership in the wholly owned subsidiary for $50,000. There have been no transactions currently.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the six months ended November 30, 2024. The Company had a net loss of $127,461 and an accumulated deficit of $1,779,739, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of November 30, 2024, the software is within the application development phase and all costs are currently capitalized.

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

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for three months ended November 30,2024 and the tax years ended May 31, 2024, 2023, 2022 and 2021 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $1,695,697 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $356,146 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at November 30, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

On June 29, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,440,000 shares of common stock for $45,000. In further consideration hereof, the Company will provide warrants to third party allowing third party to purchase a total of Three Hundred and Seventy-Eight Thousand (378,000) additional shares of the Company’s common stock on the following terms: (i) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2022, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Twenty-Six Thousand (126,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. These warrants, which were exercisable by cash payment only, have expired.

On July 3, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,600,000 shares of common stock for $50,000. In further consideration hereof, the Company will provide warrants to another third party allowing third party to purchase a total of Four Hundred and Twenty Thousand (420,000) additional shares of the Company’s common stock on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2022, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. These warrants will be exercisable by cash payment only and have expired.

During the year ended May 31, 2024, the Company entered into several subscription agreements with a third parties who agreed to purchase 730,150 shares of common stock for $257,450. In further consideration hereof, the Company will provide warrants to third parties allowing third parties to purchase a total of Two Hundred and Ninety-Seven Thousand six hundred (291,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) shares of the Company’s common stock on or before July 17, 2024, at a price of Sixty-five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) of the Company’s common stock on or before July 17, 2025, at a price of Ninety Cents ($.90) per share; The warrants will be exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled. As of May 31, 2024, there were 617,600 warrants outstanding with a weighted average exercise price of $0.72, a weighted average remaining expiration period of approximately 3.0 years and intrinsic value of zero. As of November 30, 2024, there were 417,800 warrants outstanding with a weighted average exercise price of $0.90, a weighted average remaining expiration period of approximately 1.0 year and intrinsic value of zero. There were no additional warrants issued during the three months ended November 30, 2024.

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. On November 30, 2024, and May 31, 2024, the Company does not have any long-lived assets.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On November 30, 2024, and May 31, 2024, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On November 30, 2024, and May 31, 2024, the amounts due for related party transactions were $111,002 and $72,265 respectively. The related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. During the fiscal year ended May 31, 2024, Freddy Cimper was named Chief Technical Officer and was paid $20,000 in Professional Fees. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. NM & RM was paid $85,000 for professional fees during the Year ended May 31, 2024.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. For stock-based transaction, November 30, 2024, the Company issued shares for services at par value since the stock has no established market price at this time.

Recently Issued Accounting Pronouncements

We have reviewed the issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – WHOLLY OWNED SUBSIDIARY

On May 21, 2020, the Company established Raisewise Sweden AB, a Swedish limited liability, having a Crowdfunding platform. Raisewise Sweden AB was initially formed as a 100% owned subsidiary that has been granted a registration to provide Crowdfunding services with the national regulator in Sweden. On December 22, 2020, Medcap LTD, an unaffiliated third-party, agreed to purchase a twenty (20%) percent ownership in the wholly owned subsidiary for $50,000. There have been no transactions as of November 30, 2024.

On January 8, 2021, the Company created an additional wholly subsidiary, Raisewise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors in Morocco with access to investment opportunities. The Company owns 100% of the subsidiary.

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

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Common Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value of $.0001, of which 150,000,000 shares of common stock were initially issued to our founders. On July17, 2023 the Board of Directors approved a resolution to cancel 75,000,000 shares of common stock that had originally been issued to the founders.

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

Additional shares of common stock may be issued upon the exercise of any outstanding warrants issued to private investors or to be issued by the Company in the future or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On November 29, 2024, Blue Chip Capital Group entered a Convertible Note Subscription Agreement with Mark Whitmore for $25,000.00. The Note shall bear interest at the rate of ten (10%) percent per annum (the “Interest”) and shall be due and payable nine (9) months from the Issue Date (“Maturity Date”) unless converted by Subscriber, at a conversion price (the “Conversion Price”) of $.50 per share of the Issuer’s common stock, par value $0/0001 (“Common Stock”) on or after a date six (6) months from. the Issue Date (the “Conversion”) in accordance with the terms and conditions set forth. As an inducement to the individual entering into this Convertible Note Subscription Agreement Issuer shall, within three (3) days of receipt of the Principal Amount, the Company shall cause its transfer agent, ”) to issue in book entry 37,500 restricted shares of the Issuer’s common stock, par value $0.0001.

On November 29, 2024, Blue Chip Capital Group entered a Convertible Note Subscription Agreement with Gary Malloy for $10,000.00. The Note shall bear interest at the rate of ten (10%) percent per annum (the “Interest”) and shall be due and payable nine (9) months from the Issue Date (“Maturity Date”) unless converted by Subscriber, at a conversion price (the “Conversion Price”) of $.50 per share of the Issuer’s common stock, par value $0/0001 (“Common Stock”) on or after a date six (6) months from. the Issue Date (the “Conversion”) in accordance with the terms and conditions set forth. As an inducement to the individual entering into this Convertible Note Subscription Agreement Issuer shall, within three (3) days of receipt of the Principal Amount, the Company shall cause its transfer agent, ”) to issue in book entry 15,000 restricted shares of the Issuer’s common stock, par value $0.0001.

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through April 7, 2025, which is the date the financial statements were available to be issued.

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

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock equal to 1.5 shares for each dollar of the principal amount of the Note.

In addition, the Company issued and sold to a single accredited investor Notes as follows:

1: 12/18/2024 in the principal amount of $100,000;

2: 1/6/2025 in the principal amount of $100,000; and

3: 2/7/2025 in the principal amount of $300,000, of which $50,000 released to the Company and $250,000 was paid into an attorney’s escrow account, for release to the Company upon certain events. In connection with the issuance of these three Notes, all equal or greater than $100,000, the Company agreed to issue to this investor restricted inducement shares equal to 2 shares of common stock per each dollar of the principal amount of the Notes.

However, on March 26, 2025, in consideration for this investor agreeing to authorize the release to the Company of the second tranche of $150,000 from the escrow account under the $300,000 note representing a total of $200,000 of the $300,000 in principal amount from the February 7, 2025 note, the Company agreed, effective as of February 7, 2025, to: (i) issue to investor an additional 1,000,000 shares of common stock as inducement; and (ii) issue to investor warrants entitling the investor to purchase from and after February 7, 2025, and for a period of five years, 400,000 shares of common stock at an exercise price of $1.50.

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

Blue Chip Capital Group, Inc., a Nevada corporation (the “Company”) owns subsidiaries that operate independently but are accretive to one another under the name Raisewise USA, Inc., a New York corporation. We are establishing a portfolio of wholly and majority owned subsidiaries in different foreign jurisdictions to provide crowdfunding services in their respective markets.

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2024, nor through the three-month period ended November 30, 2024, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending Registration Statement, if and when it is declared effective by the SEC; and/or (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred net losses for the three months ended November 30, 2024, and 2023 of ($84,042) and ($11,748), respectively. Cumulative losses from inception through November 30, 2024, are ($1,779,739). The Company has net negative working capital for the six months ended November 30, 2024, of ($292,983).

During the three months ended November 30, 2024, the Company raised $35,000 from private offerings of convertible notes to third-party accredited investors, as that term is defined under Rule 501 of Regulation D promulgated by the Commission under the Act, as compared to $255,125 during the same three month period of the prior year, which sales were made in reliance upon Regulation S promulgated by the Commission under the Act.

While the Company reasonably believes that it will be able to continue to raise capital from sales to third-party investors as well as from advances from related parties, the Company has no current arrangements or commitments from third-party investors or related parties nor can there be any assurance that the Company will be able to continue to support its operations through private offerings of its debt or equity securities or advances from related parties on a long term basis.

The Company believes that it possesses the ability to meet requirements in the short-term (the next 12 months from the most recent quarterly period ended November 30, 2024) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Six Months Ended November 30, 2024, compared to the Six Months Ended November 30, 2023.

Operating Expenses

Operating expenses incurred for the six months ended November 30, 2024, were $127,461 compared to operating expenses of $222,669 for the six months ended November 30, 2023, a decrease of $95,208, which is principally due the decreased legal and accounting fees related to this Registration Statement and the fees related to the subsidiaries filing in their respective jurisdictions.

Liquidity and Capital Resources

On November 30, 2024, the Company had a working capital deficit of $292,983 compared to a working capital deficit of $15,714 at November 30, 2023. The increase in the working capital deficit is due to an increase in payables due to related parties, offset by an increase in accounts payable.

The Company used $28,724 in operating activities for the six months ended November 30, 2024, compared to $254,933 during the same period of the prior fiscal year. The decrease is due to general and administrative expenses related to legal and accounting fees during the six months ended November 30, 2023, as discussed under Operating Expenses above.

The Company received $36,000 provided by financing activities during the six months ended November 30, 2024, compared to $255,125 provided by financing activities during the six months ended November 30, 2023. The decrease is due to the sale of shares of equity during the six months ended November 30, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2024, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A – RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business as described above and our Plan of Operations as described in our Registration Statement:

In addition to other information in this Quarterly Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to our Financial Condition

Because this is a best effort Offering, investors who invest initially will be subject to more risk than later investors.

We were seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units pursuant to our registered IPO under a registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023, not including an additional $25,000,000 if all of the Warrants were exercised at the warrant exercise price of $2.50, of which there was no assurance. In order to raise these proceeds under our registered IPO registration statement, we will have to file a post-effective amendment to the Company’s IPO registration statement declared effective on December 1, 2023 (or in the alternative, file a new registration statement that must be reviewed by the SEC prior to its being declared effective), in order to raise monies under this offering. Our net proceeds from the IPO offering will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and recently in Brazil (pending Brazil’s license application/approval process) and elsewhere in Europe; (ii) pay the expenses of the Unit Offering including any placement agent fees; (iii) for working capital and general corporate purposes; (iv) fund the $7 million acquisition of US Petrochemical pursuant to a letter of intent dated August 24, 2024, as reported in the Company’s Form 8-K/A filed with the SEC on September 11, 2024, subject to the mutual agreement between the Company and US Petrochemical to waive the January 31, 2025 termination date; and (v) fund growth initiatives, including other potential future acquisitions.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need at least $500,000 per year simply to cover the administrative, legal and accounting fees, based upon our general and administrative expenses of approximately $85,000 for the quarter ended November 30, 2024. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from the offering, if successful, subject to our filing of a post-effective amendment, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2024, and 2023, and our interim financial statements for the period ended November 30, 2024, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders as well as the sale of debt and equity securities. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations, nor can there be any assurance that we will be able to continue to raise funds from the sale of debt or equity securities to private investors.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from the sale of debt and equity to private accredited investors and from loans from our management and founders. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $2,000,000 during the next twelve months to fulfill our business plan, not including the $7,000,000 in funds necessary close the acquisition of US Petrochemical. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” (defined herein as our source code and intellectual property) strategy, public or private equity or debt financing, a bank line of credit, or other arrangements, none of which can there be any assurance.

The Company is a holding company that owns intellectual property developed by Raisewise USA and held nominally by its wholly owned and majority owned subsidiaries, Raisewise Sweden, Raisewise Morocco and Raisewise Brazil. This intellectual property consists primarily of source code, maintenance contracts, the Raisewise brand and trademark and associated technologies. The Company hopes to monetize its intellectual property, potentially through franchise contracts, but has not established any franchise relationships nor is it in any negotiations to that end. By owning the source code, the Company hopes to be able to develop new platforms and opportunities, including White Labeling opportunities, worldwide but there is no assurance that the Company will have sufficient capital resources to pursue such efforts.

We have a very limited operating history; it is difficult to evaluate our business and future prospects and increases the risks associated with investment in our securities.

We only have a very limited history, having been organized under the laws of Nevada on November 27, 2019, and only limited business operations to date, principally related to start-up and formation of our Raisewise USA subsidiary’s operations as well as our subsidiaries in Sweden, Morocco and Brazil. We also have prepared our formal documentation for our planned filings with FINRA, a prerequisite for our Raisewise USA crowdfunding subsidiary and similar filings are required for filing for Sweden, Morocco and Brazil with these countries’ respective regulatory authorities. Because of our limited operating history, any potential investors in our IPO, which is subject to a post-effective filing requirement, may not have adequate information on which they can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its early stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure any potential investors that our proposed business plans will materialize or prove successful. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

Risks Related to our Business

Based on our recurring losses incurred during our startup and early development stage, and limited operating history, we may not be able to successfully implement our business plan; our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO to hope to fulfill our business plan, which is subject to the requirement of filing a post-effective amendment to our registration statement. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended November 30, 2024, have an accumulated deficit of $1,779,739. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion in their respective Reports for the fiscal years ended May 31, 2024, and 2023, as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We have only very limited operations, will not generate any revenue unless we are successful in the IPO offering, which is subject to filing a post-effective amendment, and in implementing our business plan and may need additional capital to fund our activities.

We currently have not commenced any significant active operations in any of our subsidiaries and expect to continue to incur losses for the foreseeable future. Unless we can be successful in starting Crowdfunding operations and raise the capital necessary to complete the acquisition of US Petrochemical, assuming we successfully negotiate an extension of our letter of intent with US Petrochemical, of which there can be no assurance notwithstanding any positive communications to that end that we have had with representatives of US Petrochemical, we will not generate any revenues in the near term and we will continue to incur expenses related to our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We will need to raise additional funds and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We are dependent upon ability to successfully negotiate an extension of our binding letter of intent with US Petrochemical because we did not close the acquisition by January 31, 2025.

On August 28, 2024, the Company and US Petrochemical entered into a Binding Letter of Intent providing for the acquisition by the Company of 100% of the capital stock of US Petrochemical for cash consideration of $7,000,000 payable by January 31, 2025. The Binding Letter of Intent further provided that the closing of the acquisition was subject to the review and approval by the Company of the audited and interim financial statements of US Petrochemical as well as receipt by the Company of necessary documentation and information to conduct its due diligence.

The Company did not complete the acquisition by January 31, 2025, and the Company received a letter from US Petrochemical of this failure. However, the Company did not receive the financial statements and other information to conduct and conclude the agreed due diligence. The Company has had communications with representatives of US Petrochemical with respect to the Company’s continued interest to close the acquisition,  assuming satisfactory conclusion of due diligence, provided that and subject to the Company’s ability to fund the acquisition either from the proceeds of the IPO offering or other funding, of which there can be no assurance.

We operate in a regulatory environment that is evolving and uncertain.

The regulatory framework for online capital formation or crowdfunding is relatively new. The regulations that govern our operations have been in existence for a very few years. Further, there are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our platforms’ services. For instance, over the past year, there have been several attempts to modify the current regulatory regime. Some of those suggested reforms could make it easier for anyone to sell securities (without using our services), or could increase our regulatory burden, including requiring us to register as a broker-dealer. Any such changes would have a negative impact on our business.

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

Under our current structure, we believe we are not required to register as a broker-dealer under federal and state laws. We must comply with the rules surrounding crowdfunding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations. However, if we were deemed by a relevant authority to be acting as a broker-dealer, we could be subject to a variety of penalties, including fines and rescission offers. Further, we may be required to register as a broker-dealer, which would increase our costs, especially our compliance costs. If in those circumstances we decided not to register as a broker-dealer or act in association with a broker-dealer in our transactions, we may not be able to continue to operate under our current business model.

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

Our business was built by the vision, dedication, and expertise of our executive officers and board of directors, who are responsible for our day-to-day operations and creative development. Our success is dependent upon the continued efforts of these people. If it became necessary to replace them, it is unlikely new management could be found that would have the same level of knowledge and dedication to our success. The loss of the services of these professionals, especially in the development of future proprietary software, patents, or applications, would adversely affect our business.

We are a controlled company; Our CEO will be a “Control Person” and the Company will be a “Controlled Company.”

A “controlled company” refers to a company controlled by another entity or another person by owning more than 50% of the total voting shares. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our Chief Operating Officer and a founder, and who is married to Shani Moran, a Director, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 84,039,400 presently outstanding shares of Common Stock, representing approximately 63% of the outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each owns 333,333 shares of Series A Voting Preferred Stock, representing 66 and 2/3% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Series A Voting Preferred Stock then outstanding. As a result. Mr. Moran is deemed to be a “Control Person” of the Company, as defined under Section 2(a)2 of the Act.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from November19, 2024 through November 30, 2024, the Company issued and sold to two accredited investors convertible notes bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 11/19/2024 in the principal amount of $25,000;

2. 11/27/2024 in the principal amount of $10,000;

See the complete disclosure contained in Note 6 Subsequent Events to the Notes to Consolidated Unaudited Financial Statements, above.

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

Dated: April 10, 2025

