Form 10-Q
period 2025-02-28
Blue Chip Capital Group Inc.
filed 2025-05-22
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 84,039,400 common shares issued and outstanding as of May 22, 2025.

2

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

(UNAUDITED)

Pages
Consolidated Balance Sheets as of February 28, 2025 and May 31, 2024 (Unaudited)	F-1

Consolidated Statements of Operations for the three and nine months ended February 28, 2025, and February 29, 2024 (Unaudited)	F-2

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended February 28, 2025, and February 29, 2024 (Unaudited)	F-3

Consolidated Statements of Cash flows for the nine months ended February 28, 2025 and February 29, 2024 (Unaudited)	F-4

Notes to the Unaudited Consolidated Financial Statements	F-5 thru F-12

3

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2025	May 31, 2024

ASSETS
Current Assets
Cash	$750	$2,743
Restricted cash	250,000	-
Total Current Assets	250,750	2,743
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$339,340	$91,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	142,000	97,000
Accrued interest payable	5,219
Due to related parties	73,452	72,265
Convertible notes payable, net of discount of $463,644 and $0, respectively	101,356	-
Total Liabilities	322,027	169,265

Stockholders ‘Deficit
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on November 30, 2024, and on May 31, 2024, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 84,039,400 issued and outstanding, on February 28, 2025, and 80,841,900 on May 31, 2024.	8,405	8,085
Additional paid-in capital	3,165,591	1,566,161
Accumulated deficit	(3,156,783)	(1,652,278)
Total Stockholders’ Deficit	17,313	(77,932)

Total Liabilities and Stockholders’ Deficit	$339,340	$91,333

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenues:	$-	$-	$-	$-

Operating Expenses:
Stock-based compensation	1,050,000	143	1,050,000	255,268
General & Administrative expenses	236,219	58,435	363,680	25,663
Total Operating expenses	1,286,219	58,578	1,413,680	281,261

Loss from operations	(1,286,219)	(58,578)	(1,413,680)	(281,261)

Other income/(expenses):
Interest	(90,825)	-	(90,825)	-

Total Other income/(expenses)	(90,825)	-	(90,825)	-

NET LOSS	$(1,377,044)	$(58,578)	$(1,504,505)	$(281,261)

Net Loss Share Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	80,544,105	80,661,350,	81,111,644	80,661,350

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine months ended February 28, 2025

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity (Deficit) ($)

Balance May 31, 2024	999,999	100	80,841,400	8,085	1,566,161	(1,652,278)	(77,932)
Issuance of Common Shares for cash	-	-	500	-	1,000	-	1,000
Net Loss	-	-	-	-	-	(43,419)	(43,419)
Balance August 31, 2024	999,999	100	80,841,900	8,085	1,567,161	(1,695,697)	(120,351)
Net Loss	-	-	-	-	-	(84,042)	(84,042)
Balance November 30, 2024	999,999	100	80,841,900	8,085	1,567,161	(1,779,739)	(204,393)
Issuance of Common Shares for Convertible Notes	-	-	1,097,500	110	548,640	-	548,750
Issuance of Common Shares for Services	-	-	2,100,000	210	1,049,790	-	1,050,000
Net Loss			-	-	-	(1,377,044)	(1,377,044)
Balance February 28, 2025	999,999	100	84,039,400	8,405	3,165,591	(3,156,784)	17,313

For the Three and Nine months ended February 29, 2024

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Equity (Deficit) ($)

Balance May 31, 2023** Restated	999,999	100	153,506,250	15,351	1,301,409	(1,306,410)	10,450
Issuance of Common Shares for cash	-	-	729,000	73	255,052	-	255,125
Cancel Founders shares	-	-	(75,000,000)	(7,500)	7,500	-	-
Net Loss	-	-	-	-	-	(210,935)	(210,935)
Balance August 31, 2023	999,999	100	79,235,250	7,924	1,563,961	(1,517,345)	54,640
Net Loss	-	-	-	-	-	(11,748)	(11,748)
Balance November 30, 2023	999,999	100	79,235,250	7,924	1,563,961	(1,529,093)	42,892
Issuance of Common Shares for services	-	-	1,425,000	143	-	-	143
Issuance of Common Shares for cash	-	-	1,000	-	2,200	-	2,200
Net Loss						(58,578)	(58,578)
Balance February 29, 2024	999,999	100	80,661,350	8,067	1,566,161	(1,587,671)	(13,344)

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2025	February 29, 2024
Cash Flows from Operating Activities:
Net loss	$(1,504,505)	$(281,261)
Adjustments to reconcile net loss to net cash used in operations
Shares in lieu of compensation	1,050,000	143
Restricted cash	(250,000)	-
Discount amortization	85,106	-
Changes in operating assets and liabilities:
Accounts payable	45,000	54,800
Accrued Interest payable	5,219	-
Due to related parties	1,187	(31,361)
Net Cash Used in Operating Activities	(567,993)	(257,679)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,000	257,324
Note Payable borrowings	565,000	-
Net Cash Provided by Financing Activities	566,000	257,324

Net Increase (Decrease) in Cash	(1,993)	(355)

Cash at Beginning of Period	2,743	1,758
Cash at End of Period	$750	$1,403

Supplemental disclosure of cash flow information:
Founders’ shares cancelled	$-	$7,500
Shares issued with convertible notes	$548,750	$-

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

The Company’s Raisewise USA platform will be operating through several wholly or majority owned subsidiaries in Morocco, Sweden and Brazil which will conduct business, when and if operational, in various U.S. and international jurisdictions, as follows: Raisewise USA, Inc., a New York corporation (100% owned); Raisewise Sweden AB (80% owned); Raisewise Morocco SARL (100% owned); and Raisewise Brazil LTDA (95% owned). The subsidiaries will operate in the Crowdfunding industry under the Raisewise name in their respective jurisdictions, with each of these subsidiaries owning its own platform.

The first established, Raisewise USA, has been registered and authorized as a Crowdfunding entity by the United States Securities and Exchange Commission (“SEC”). Raisewise Sweden and Raisewise Morocco have received requisite licenses from the respective securities/regulatory authorities in Sweden and Morocco, respectively, and Raisewise Brazil was recently organized and is in the process for applying for licenses in Brazil, the timing of which cannot be determined at present. Raisewise Brazil will own its own platform and have license and management agreements.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the nine months ended February 28, 2025. The Company had a net loss of $1,504,505 for the nine months ended February 28, 2025 and an accumulated deficit of $3,156,783 as of February 28, 2025, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of February 28, 2025, the software is within the application development phase and all costs are currently capitalized.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for nine months ended February 28, 2025 and the tax years ended May 31, 2024, 2023, 2022 and 2021 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $1,695,697 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $356,146 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at February 28, 2025, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

On July 3, 2021, the Company entered into a subscription agreement with a third party who agreed to purchase 1,600,000 shares of common stock for $50,000. In further consideration hereof, the Company will provide warrants to another third party allowing third party to purchase a total of Four Hundred and Twenty Thousand (420,000) additional shares of the Company’s common stock on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Fifty Cents ($.50) per share; (ii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2023, at a price of Seventy-Five Cents ($.75) per share; and (iii) a warrant to purchase One Hundred and Forty Thousand (140,000) shares of the Company’s common stock on or before October 1, 2024, at a price of Ninety Cents ($.90) per share. These warrants will be exercisable by cash payment only and have expired.

During the year ended May 31, 2024, the Company entered into several subscription agreements with third parties who agreed to purchase a total of 730,150 shares of common stock for $257,450. In further consideration hereof, the Company will provide warrants to third parties allowing third parties to purchase a total of Two Hundred and Ninety-Seven Thousand six hundred (291,600) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) shares of the Company’s common stock on or before July 17, 2024, at a price of Sixty-five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Eight and eight (145,800) of the Company’s common stock on or before July 17, 2025, at a price of Ninety Cents ($.90) per share; The warrants will be exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled

In consideration for an investor who had purchased on February 7, 2025 a $300,000 convertible note from the Company pursuant to a convertible note subscription agreement agreeing under an amended convertible note subscription agreement to authorize previously restricted funds, the Company agreed, effective as of February 7, 2025 to issue to the investor warrants entitling this investor to purchase, from and after the February 7, 2025 and for a period of five years, a total of 400,000 shares of common stock at an exercise price of $1.50. These warrants will be exercisable by cash payment or cashless basis and none have been exercised as of February 28, 2025. See Note 6-Notes Payable, below.

As of February 28,2025, there were 605,800 warrants outstanding with a weighted average exercise price of $1.30, a weighted average remaining expiration period of approximately 5.0 years and intrinsic value of zero. There were 400,000 additional warrants issued during the three months ended February 28,2025.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented. On February 28, 2025, and May 31, 2024, the Company does not have any long-lived assets.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On February 28, 2025, and May 31, 2024, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On February 28, 2025, and May 31, 2024, the amounts due for related party transactions were $73,452 and $72,265 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. During the fiscal year ended May 31, 2024, Freddy Cimper was named Chief Technical Officer and was paid $20,000 in Professional Fees. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. NM & RM was paid $85,000 for professional fees during the Year ended May 31, 2024.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transactions, February 28, 2025, the Company issued shares for services at par value since the stock has no established market price at this time.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – WHOLLY OWNED SUBSIDIARY

On May 21, 2020, the Company established Raisewise Sweden AB, a Swedish limited liability, having a Crowdfunding platform. Raisewise Sweden AB was initially formed as a 100% owned subsidiary that has been granted a registration to provide Crowdfunding services with the national regulator in Sweden. On December 22, 2020, Medcap LTD, an unaffiliated third-party, agreed to purchase a twenty (20%) percent ownership in the wholly owned subsidiary for $50,000. There have been no transactions as of February 28, 2025.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 10,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of common stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of February 28, 2025, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding.

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

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

During the nine months ended February, 28, 2025, the Company sold 500 shares of common stock for a total of $1,000.

During the nine months ended February 28, 2025, the Company issued 1,097,500 shares of common stock as an inducement to investors of convertible notes.

During the nine months ended February 28, 2025, the Company issued 2,100,000 shares of common stock for services rendered. The shares were valued at $0.50 per share based on recent stock sales to unrelated parties which is the best evidence of fair market value given there is currently no open market for these shares.

NOTE 6– NOTES PAYABLE

During the period from November 19, 2024 through February 28, 2025, the Company issued and sold to 5 investors convertible notes  bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 11/19/2024 in the principal amount of $25,000;

2. 11/27/2024 in the principal amount of $10,000;

3: 12/12/2024 in the principal amount of $10,000;

4: 12/12/2024 in the principal amount $10,000; and

5: 12/30/2024 in the principal amount of $10,000.

The Company has determined that it has not made a derivative liability calculation since those shares are not tradable as no market price has been established.

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock equal to 1.5 shares for each dollar of the principal amount of the Note, resulting in the issuance of 97,500 shares of common stock. The shares were issued at par value since no market has been established. The amortization of the discount for the three months ending February 28, 2025 was $85,106. The value of the shares were discounted against the note to be amortized over the terms of the notes. The total discount recorded for these shares related to these notes was $48,750. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share.

In addition, the Company issued and sold to a single investor convertible notes as follows:

1: 12/18/2024 in the principal amount of $100,000;

2: 1/6/2025 in the principal amount of $100,000; and

3: 2/7/2025 in the principal amount of $300,000 is was classified as restricted cash.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The Convertible Notes are convertible into shares of the Issuer’s Common Stock from and after a date six (6) months from the Issue Date, at a conversion price of $0.50 (“Conversion Price”) per share of Common Stock.

In connection with these notes, the Company agreed to issue 2 shares per dollar invested resulting in a total of 1,000,000 shares for these notes. The value of the shares were discounted against the note to be amortized over the terms of the notes. The total discount recorded for these shares related to these notes was $500,000. These convertible notes are due 9 months from the issuance date and bear interest at 10% per annum. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share. The investor restricted the $250,000 of the February 7, 2025 note until the Company satisfied certain obligations. As such, $250,000 is shown on the consolidated balance sheet as restricted cash as of February 28, 2025.

The Company recorded interest expense of $5,719 and $0 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

The Company recognized amortization of debt discounts in interest expense totaling $85,106 and $0 for the nine months ended February 28, 2025 and February 29, 2024, respectively.

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through April 28, 2025, which is the date the financial statements were available to be issued.

On March 26, 2025, in consideration for this investor agreeing to authorize the release to the Company of the second tranche of $150,000 from the escrow account under the $300,000 note representing a total of $200,000 of the $300,000 in principal amount from the February 7, 2025 note, the Company agreed, effective as of February 7, 2025, to: (i) issue to investor an additional 1,000,000 shares of common stock as inducement; and (ii) issue to investor warrants entitling the investor to purchase from and after February 7, 2025, and for a period of five years, 400,000 shares of common stock at an exercise price of $1.50; and on April 28, 2025, in consideration for this investor agreeing to authorize the release to the Company of the remaining $100,000 from the escrow account, the Company agreed, effective as of February 7, 2025, to: (i) issue to investor an additional 1,000,000 inducement shares; and (ii) issue to investor warrants entitling the investor to purchase 400,000 shares of common stock at an exercise price of $1.50, with the same terms as the above-referenced warrants. None of these inducement shares have been issued to date.

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

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2024, nor through the three-month period ended February 28, 2025, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending Registration Statement, if and when it is declared effective by the SEC; and/or (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred net losses for the three months ending February 28, 2025, and February 29, 2024, of ($1,377,044) and ($58,578), respectively. Cumulative losses from inception through February 28, 2025, are ($3,156,783). The Company has net positive working capital for the nine months ended February 28, 2025, of ($17,313).

During the three months ended February 28, 2025, the Company raised $300,000 from private offering of convertible notes to single, third-party accredited investor (as that term is defined under Rule 501 of Regulation D promulgated by the Commission under the Act), as compared to $0 during the same three month period of the prior year, which sales were made in reliance upon Regulation S promulgated by the Commission under the Act.

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

The Company believes that it possesses the ability to meet requirements in the short term (the next 12 months from the most recent quarterly period ended February 28, 2025) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Nine Months Ended February 28, 2025, compared to the Nine Months Ended February 29, 2024.

Operating Expenses

Operating expenses incurred for the nine months ended February 28, 2025, were $1,413,680 compared to operating expenses of $281,261 for the nine months ended February 29, 2024, an increase of $1,132,419, which is principally due to the increased legal and accounting fees related to this Registration Statement and stock-based compensation.

Liquidity and Capital Resources

On February 28, 2025, the Company had a working capital surplus of $17,313 compared to a working capital deficit of $71,951 at February 29, 2024.

The Company used $5567,993 in operating activities for the nine months ended February 28, 2025, compared to $567,993 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the nine months ended February 28, 2025, as discussed under Operating Expenses above.

The Company received $566,000 provided by financing activities during the nine months ended February 28, 2025, compared to $257,324 provided by financing activities during the nine months ended February 29, 2024. The increase is due to the sale of shares of equity and issuance of convertible debt during the nine months ended February 28, 2025.

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

Risks Related to our Financial Condition

The Company’s IPO is a best effort Offering, investors who invest initially will be subject to more risk than later investors.

We were seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units pursuant to our registered IPO under a registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023, not including an additional $25,000,000 if all of the Warrants were exercised at the warrant exercise price of $2.50, of which there was no assurance. In order to raise these proceeds under our registered IPO registration statement, we will have to file a post-effective amendment to this IPO registration statement declared effective on December 1, 2023 (or in the alternative, file a new registration statement that must be reviewed by the SEC prior to its being declared effective), in order to raise monies under this offering. Our net proceeds from the IPO offering will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and recently in Brazil (pending Brazil’s license application/approval process) and elsewhere in Europe; (ii) pay the expenses of the Unit Offering including any placement agent fees; (iii) for working capital and general corporate purposes; (iv) fund the $7 million acquisition of US Petrochemical pursuant to a letter of intent dated August 24, 2024, as reported in the Company’s Form 8-K/A filed with the SEC on September 11, 2024, subject to the mutual agreement between the Company and US Petrochemical to waive the January 31, 2025 termination date; and (v) fund growth initiatives, including other potential future acquisitions.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need at least $500,000 per year simply to cover the administrative, legal and accounting fees, based upon our general and administrative expenses of approximately $220,000 for the quarter ended February 28, 2025. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from the offering, if successful, subject to our filing of a post-effective amendment, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2024, and 2023, and our interim financial statements for the period ended February 28, 2025, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders as well as the sale of debt and equity securities. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations, nor can there be any assurance that we will be able to continue to raise funds from the sale of debt or equity securities to private investors.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO to hope to fulfill our business plan, which is subject to the requirement of filing a post-effective amendment to our registration statement. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended February 28, 2025, have an accumulated deficit of $2,006,997. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion in their respective Reports for the fiscal years ended May 31, 2024, and 2023, as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

The Company did not complete the acquisition by January 31, 2025, and the Company received a letter from US Petrochemical of this failure. However, the Company did not receive the financial statements and other information to conduct and conclude the agreed due diligence. The Company has had communications with representatives of US Petrochemical with respect to the Company’s continued interest to close the acquisition, upon conclusion of due diligence and subject to the Company’s ability to fund the acquisition either from the proceeds of the IPO offering or other funding, of which there can be no assurance.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from December 1, 2024 through February 28, 2025, the Company issued and sold to a single accredited investor convertible notes  as follows:

1: 12/18/2024 in the principal amount of $100,000;

2: 1/6/2025 in the principal amount of $100,000; and

3: 2/7/2025 in the principal amount of $300,000, of which $250,000 was held in escrow pending certain events or upon authorization of the investor.

In connection with the issuance of these three convertible notes, the Company agreed to issue to this investor restricted inducement shares equal to 2 shares of common stock per each dollar of the principal amount of these convertible notes. At February 28, 2025, $250,000 continued to be held in escrow, which escrow proceeds were released to the Company in late March and late April 2025.

See the complete disclosure contained in Note 7-Subsequent Events to the Notes to Consolidated Unaudited Financial Statements, above.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

None

ITEM 5 - OTHER INFORMATION

None

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

Dated: May 22, 2025

