Form 10-K
period 2025-05-31
Blue Chip Capital Group Inc.
filed 2025-11-10
CIK 1932213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable. The registrant has not commenced trading and an application for trading symbols has been filed and is pending with FINRA.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of November 3, 2025 was 93,919,400 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: (i) Form S-1/A filed with the Commission on November 20, 2023; (ii) Form 8-K filed with the Commission on May 29, 2024; and (iii) Form 8-K/A filed with the Commission on September 11, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act” or “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:

●	the ability to raise additional capital and continue as a going concern;
●

the ability to proceed with our IPO for the raise gross proceeds of up to $20,000,000 under our registered IPO registration statement declared effective on December 1, 2023, which will require a post-effective amendment;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the scope of protection we are able to establish and maintain for our intellectual property rights covering our services and technology;
●	the ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;
●	the ability to obtain and maintain government or regulatory certification in the countries and regions where we will sell products or offer services;
●	the ability to maintain key relationships;
●

the impact of global economic and political developments on our business, including rising inflation and interest rates, capital market disruptions, bank failures, government shutdowns, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our development efforts as well as the value of our common stock and our ability to access capital markets;

●	the implementation of our business model and strategic plans for our business, products, and technology;
●	the impact of numerous laws and regulations that apply to us and compliance with these laws and regulations, as they currently exist or as modified in the future;
●	the ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals.

Additional factors that might cause actual results and our current expectations and projections to differ materially include, among other things, those discussed under the section titled “Risk Factors,” as well as those discussed elsewhere in the Annual Report and the other risks detailed from time-to-time in our reports and registration statements filed with the Securities and Exchange Commission, or SEC. We intend that such forward-looking statements be subject to the safe harbors for such statements. These forward-looking statements are based on the current beliefs and expectations of our management and speak only as of the date of this Annual Report or, in the case of documents referred to or incorporated by reference, the date of those documents. You should not place undue reliance on these forward-looking statements, which are subject to significant known and unknown risks, uncertainties and other factors, which are in some cases, beyond our control and which could materially affect results. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections.

Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “we,” “us,” and “our” refer to Blue Chip Capital Group, Inc., a Nevada corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended May 31, 2025).

ii

PART I

Item 1. Business.

Blue Chip Capital Group, Inc., (the “Company”), a development stage company, was incorporated in the State of Delaware on November 27, 2019, under the name of Blue Chip Financial Group Corp.. The Company was subsequently redomiciled to the State of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc.

The Company has developed Crowdfunding platforms to provide individual or entity investors with access to a wide array of private market investment opportunities, identifying and evaluating potential investment opportunities in startups and private businesses, among others. The Company is not limited to any specific business, industry, or geographical location and may elect to participate in business ventures of any kind or nature provided that its management believes the investments will be in the best interest of the Company and its shareholders.

On June 15, 2020, the Company formed Raisewise USA, Inc. as a wholly owned subsidiary under the laws of the State of New York. To date, Raisewise USA no assets or liabilities recorded on its balance sheet, nor has the Raisewise USA subsidiary had any transactions since inception other than the Platform License and Management and Maintenance Services Agreements with the Company. The Raisewise USA subsidiary’s purpose is to commercially exploit the Crowdfunding platform to provide individual and entity investors with access to investment opportunities. The Company owns 100% of this subsidiary.

On March 31, 2021, the Company organized another wholly owned subsidiary, Raisewise Morocco L.L.C. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception other than the Platform License and Management and Maintenance Services Agreements with the Company. The Raisewise Morocco subsidiary’s purpose is to commercially exploit the Crowdfunding platform to provide individual and entity investors with access to investment opportunities. The Company owns 100% of the subsidiary.

On May 21, 2021, the Company organized an additional subsidiary, Raisewise Sweden AB and subsequent to its organization, 20% ownership of this subsidiary was sold to Medcap LTD for $50,000. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception other than the Platform License and Management and Maintenance Services Agreements with the Company. The Raisewise Morocco subsidiary’s purpose is to commercially exploit the Crowdfunding platform to provide individual and entity investors with access to investment opportunities. The Company owns 80% of this subsidiary.

On May 29, 2023, the Company organized another majority owned subsidiary, Raisewise Brasil LTDA. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 95% of this subsidiary and the remaining 5% is owned by an unaffiliated Brazilian entity, MJA Consultoria e Participacoes LTDA, administered by Jore Aragao, a Brazilian attorney. To date, the Company has not finalized into a License Agreement or a Platform Management and Maintenance Services Agreement with Raisewise Brazil.

The Raisewise Crowdfunding platforms operate as a traditional crowdfunding platform with debt, equity, rewards and donations. The ceiling on money raises via crowdfunding platform in the U.S. was formerly USD $1,070,000, until the upper limit was raised in October 2020 to USD$5,000,000 over a 12-month period. Each investor can find projects that fit their particular business and investor needs, from USD$1,000 projects up to USD$5,000,000 and from simple personal loans to real estate equity investments, among other investment opportunities.

The Company’s Raisewise platforms will be operated through the Company’s wholly or majority owned subsidiaries in various U.S. and international jurisdictions. The Company’s Raisewise subsidiaries intend to compete with established crowdfunding companies, including, among others:

●	Crowdlustro.com
●	Fundopolis
●	Crowdfunz
●	Republic.co
●	Fundable

These other crowdfunding platforms with which we will compete are all well established with longer operating histories and significant resources. These advantages may adversely affect our ability to compete.

The Company’s Raisewise Business Plan

The Company’s business plan is to monetize the Raisewise Crowdfunding platforms by funding projects for individual and entity investors thereby generating revenues and profits worldwide. As a new start-up, there can be no assurance of market acceptance, ability to successfully compete with established companies with far greater resources and established operating histories and generate significant revenues or profits, if ever.

The Company is seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units pursuant to our registered IPO under a registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023, not including an additional $25,000,000 if all of the Warrants were exercised at the warrant exercise price of $2.50, of which there was no assurance (the “Registration Statement” or IPO”). In order to raise these proceeds under the Registration Statement, we will have to file a post-effective amendment to include, among other disclosure, updated audited financial statement through the Company’s fiscal year ended May 31, 2025 (included in this Annual Report on Form 10-K). This post-effective amendment is subject to review by and must be declared effective by the SEC, prior to any capital raise. Our net proceeds from the IPO offering, if successful, will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and recently in Brazil (pending Brazil’s license application/approval process) and elsewhere; (ii) fund the acquisition of US Petrochemical pursuant to a letter of intent dated August 24, 2024, as reported in the Company’s Form 8-K/A filed with the SEC on September 11, 2024, subject to the mutual agreement between the Company and US Petrochemical to waive the January 31, 2025 termination date, of which there can be no assurance; (iii) fund growth initiatives, including other potential future acquisitions; and (iv) for working capital and general corporate purposes.

To date, the Company has established Raisewise Crowdfunding subsidiaries, either wholly or majority owned, in the United States, Sweden, Morocco and Brazil to operate in the Crowdfunding industry. Each of these subsidiaries has its own platform, duly licensed by the Company, except for the Brazil subsidiary, which license is pending final approval. The first one established was Raisewise USA, which was incorporated in the State of New York and is in the process of being registered and authorized as a Crowdfunding entity by the SEC and FINRA and plans to resubmit its application to FINRA in or around December 2025.

The Company’s plan is to launch additional platforms in the major countries worldwide, dependent upon: (i) the success of capital raise under our IPO; and (ii) our ability to obtain authorizations from each local international financial market for authority to operate Crowdfunding platforms using the “Raisewise” name; among other factors. In additional to Raisewise Crowdfunding entities in Sweden, Morocco and Brazil, among other priority targeted areas, as a second stage, we plan to devote efforts to open Crowdfunding entities in the UK, France and Germany, with additional countries to be targeted thereafter. These efforts are, of course, subject to and dependent upon the success of our capital raise under our IPO, of which there can be no assurance.

The Company has devoted time and resources toward the development of its own proprietary source code, designed to its needs with the capacity of modifying, adapting, transforming and improving its Crowdfunding platforms and ability to adapt each platform to specific countries and markets.

To that end, the Company has also engaged and will continued to identify a team of professionals, including consultants and service providers, to work with our management team. The Company is intent on developing an international web marketing agency to globalize our Crowdfunding network, subject to the success of its capital raising efforts.

Raisewise Subsidiaries and Material Terms of Contracts

Raisewise USA Inc. - Raisewise USA Crowdfunding License Agreement (“USA License Agreement”): Pursuant to the USA License Agreement dated April 1, 2022 (attached as Exhibit 10.2 to the Company’s Form S-1/A filed with the Commission on August 7, 2023), Raisewise USA was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The USA License Agreement requires Raisewise USA to pay to the Company the sum of $50,000.00 US (subject to collection upon commencement of operations) as well as royalties of 2.5% of the gross revenue derived from Raisewise USA’s operation of the Crowdfunding Platform. Raisewise USA is a 100% owned subsidiary of the Company.

Raisewise USA Inc. - Crowdfunding Platform Management Services Agreement (“USA Platform Management Agreement”): Pursuant to the USA Platform Management Agreement dated April 1, 2022 (attached as Exhibit 10.3 to the Company’s Form S-1/A filed with the Commission on August 7, 2023), the Company was engaged to render certain defined management services to Raisewise USA for a term of 3 years. The USA Platform Management Agreement requires Raisewise USA to compensate the Company for management fees (3% of gross revenue), maintenance fees ($240,000.00 US/year) and set-up fees (5% of the gross revenue during the second year of operations).

Raisewise Sweden AB - Crowdfunding Platform License Agreement (“Sweden Platform License Agreement”): Pursuant to the Sweden Platform License Agreement dated April 1, 2022 (attached as Exhibit 10.4 to the Company’s Form S-1/A filed with the Commission on August 7, 2023), Raisewise Sweden was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The Sweden Platform License Agreement requires Raisewise Sweden to pay to the Company the sum of $30,000.00 US (subject to collection upon commencement of operations) as well as royalties of 2.5% of the gross revenue derived from Raisewise Sweden’s operation of the Crowdfunding Platform. Raisewise Sweden is a 80% owned subsidiary of the Company with the remaining 20% owned by an unaffiliated United States corporation., MedCap International Inc.

Raisewise Sweden AB - Crowdfunding Platform Management Services Agreement (“Sweden Management Services Agreement”): Pursuant to the Sweden Management. Services Agreement dated April 1, 2022 (attached as Exhibit 10.5 to the Company’s Form S-1/A filed with the Commission on August 7, 2023), the Company was engaged to render certain defined management services to Raisewise USA for a term of 3 years. The Agreement requires Raisewise Sweden to compensate the Company for management fees (3% of gross revenue), maintenance fees ($85,000.00 US/year) and set-up fees (5% of the gross revenue during the second year of operations).

Raisewise Morocco SARL - Crowdfunding Platform License Agreement (“Morocco Platform License Agreement”): Pursuant to the Morocco Platform License Agreement dated April 1, 2022 (attached as Exhibit 10.6 to the Company’s Form S-1/A filed with the Commission on August 7, 2023), Raisewise Morocco was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The Agreement requires Raisewise Morocco to pay to the Company the sum of $30,000.00 US (subject to collection upon commencement of operations) as well as royalties of 2.5% of the gross revenue derived from Raisewise Morocco’s operation of the Crowdfunding Platform. Raisewise Morocco is a 100% owned subsidiary of the Company.

Raisewise Morocco SARL - Crowdfunding Platform Management and Maintenance Services Agreement (“Morocco Management Services Agreement”): Pursuant to the Morocco Management Services Agreement dated April 1, 2022 (attached as Exhibit 10.7 to the Company’s Form S-1/A filed with the Commission on August 7, 2023) the Commission on August 7, 2023), the Company was engaged to render certain defined management services to Raisewise Morocco for a term of 3 years. The Morocco Management Services Agreement requires Raisewise Morocco to compensate the Company for management fees (3% of gross revenue), maintenance fees ($120,000.00 US/year) and set-up fees (5% of the gross revenue during the second year of operations).

Raisewise Brasil LTDA - Raisewise Brasil LTDA was organized under the laws of Brazil on May 24, 2023 and is in the process of applying with the Brazil securities authorities to operate as a crowdfunding entity in Brazil. To date, the Company has not yet finalized the License Agreement or a Platform Management and Maintenance Services Agreement with the Raisewise Brazil subsidiary.

Raisewise USA is in the process of finalizing its application to be a FINRA regulated Regulation CF crowdfunding platform and has contracted with North Capital, a registered broker dealer. Regulation Crowdfunding (Reg CF) requires crowdfunding offerings to be conducted through an intermediary, which can be either a registered broker-dealer or a registered funding portal, both of which must be registered with the SEC and FINRA.

Raisewise Sweden has the FI authorization to operate debt and donations and is in the process of finalizing the plug-in for its payment system The Raisewise Morocco Crowdfunding Platform is in place pending operational approval under Moroccan law. The Moroccan crowdfunding law (Law number: 15.18; Decret number Dahir: 1.21.24) is pending finalization and publication. While the Company reasonably expects this crowdfunding law to be enacted, there can be no assurance as to when or if it will be adopted. Accordingly, Raisewise Morocco is preparing its filing with the Moroccan financial authority, which, if approved, should establish the Company as a pioneer in the Moroccan crowdfunding space. As noted about, Raisewise Brazil is preparing to file its application with the Brazilian regulatory authorities. The timing for the filings and approvals, if any when they occur, cannot be determined with any certainty at this time.

Government Regulation

The regulation of crowdfunding in the United States is multifaceted. Donation-based and reward-based crowdfunding are essentially unregulated, subject only to the prohibitions on fraud and false advertising that apply to all commercial transactions. But crowd investing and most forms of crowdlending must comply with the registration and prospectus requirements of the Securities Act, unless an exemption is available.

Four different exemptions are available. Two of these, Rules 506(b) and 506(c), allow sales to wealthy or sophisticated investors with relatively minimal additional regulation. Section 4(a)(6) of the Securities Act and its implementing regulation, Regulation Crowdfunding, allow sales to the general public, but at a high regulatory cost. Section 4(a)(6) and Regulation Crowdfunding heavily regulate all three participants in the crowdfunding process—issuers, intermediaries, and investors—and impose significant limits on the structure of offerings. Finally, many US states have adopted state crowdfunding exemptions that are coordinated with the federal intrastate offering exemption. These state exemptions are of limited usefulness because the issuer and all investors must be located in a single state.

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

Securities purchased in a crowdfunding transaction generally cannot be resold for one year. Rule 503 of Regulation Crowdfunding includes “bad actor” disqualification provisions that disqualify offerings if the issuer or other “covered persons” have experienced a disqualifying event, such as being convicted of, or subject to court or administrative sanctions for, securities fraud or other violations of specified laws.

Having platforms that host Regulation A, Regulation Crowdfunding and Regulation D offerings, we are required to comply with a variety of state and federal securities laws as well as the requirements of FINRA, a national securities association of which our funding portal subsidiary is a member.

Regulation Crowdfunding (Reg CF) and SEC Requirements: In order to act as an intermediary under Regulation Crowdfunding, our Raisewise USA subsidiary will be registered as a funding portal with the SEC and apply to become a member of FINRA. In the future, we may be subject to additional rules issued by other regulators, such as the money-laundering rules proposed by FinCEN.

As a funding portal, our Raisewise USA subsidiary is prohibited from engaging in certain activities in order not to be regulated as a full-service broker-dealer. These activities are set out in Section 4(a)(6) under the Securities Act and in Regulation Crowdfunding. Raisewise USA has established internal processes to ensure that Raisewise USA and its agents and affiliates do not engage in activities that it/they are not permitted to undertake, including:

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

FINRA Rules: As a planned member of FINRA, our funding portal will be subject to their supervisory authority and will be required to comply with FINRA’s crowdfunding portal requirements. These requirements include rules regarding conduct, compliance and codes of procedure. For instance, FINRA’s compliance rules require timely reporting of specified events such as complaints and certain litigation against the portal or its associated persons as well as the provision of the portal’s annual financials prepared on a U.S. GAAP basis. In addition, under the conduct rules, the portal is required to conduct its business with high standards of commercial honor and just and equitable principles of trade, is limited to certain types of communications with investors and issuers, and is prohibited from using manipulative, deceptive and other fraudulent devices.

Liability

Under Section 11 of the Securities Act, an issuer, including its officers and directors, may be liable to the purchaser of its securities in a transaction made under Section 4(a)(6) of the Securities Act if the issuer makes an untrue statement of a material fact or omits to state a material fact required to be stated or necessary in order to make the statements, in light of the circumstances under which there were made, not misleading; provided, however, that the purchaser does not know of the untruth or omission, and the issuer is unable to prove that it did not know, and in the exercise of reasonable care could not have known, of the untruth or omission.

Though not explicitly stated in the statute, Section 11 may extend liability to funding portals, and the SEC has stated that, depending on the facts and circumstances, portals may be liable for misleading statements made by issuers. However, funding portals would likely have a “reasonable care” due diligence defense. “Reasonable care” would include establishing policies and procedures that are reasonably designed to achieve compliance with the requirements of Regulation Crowdfunding, including conducting a review of the issuer’s offering documents before posting them to the platform to evaluate whether they contain materially false or misleading information. We have designed our internal processes and procedures with a view to establishing this defense, should the need arise.

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

Regulation A and Regulation D; Broker-Dealer Registration Requirements

With respect to sales under Regulation A and Regulation D, promulgated by the SEC under the Securities Act, we provide the technology for issuers to identify and interact with potential investors, and do not structure transactions. We are not registered as a broker-dealer and do not engage in certain activities that would constitute “engaging in the business” of being a broker-dealer, including:

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

Proposed New Business Venture

On May 23, 2024, the Board of Directors of the Company approved the execution of a Letter of Intent with US Petrochemical Industries, Inc. (“US Petrochemical”), a privately owned company based in Houston, TX, a copy of which letter of intent was attached as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on May 29, 2024. This letter of intent provided for the proposed acquisition, via a share exchange, with Laique Rehman, President and sole stockholder of US Petrochemical, contemplating that the Company will enter into a share exchange agreement with Mr. Rehman in consideration for which the Company will acquire 100% of Mr. Rehman’s capital stock in US Petrochemical in exchange for a number of shares of the Company’s securities in an amount to be determined based upon a mutually agreed valuation.

On August 28, 2024, the Company and US Petrochemical entered into a binding letter of intent, a copy of which was attached as Exhibit 99.2 to the Form 8-K/A filed on September 11, 2024, that provided for the execution of a definitive agreement for acquisition by the Company of US Petrochemical for cash consideration of $7,000,000 and further provided that Mr. Rehman will render continued services to the Company and US Petrochemical for a period of at least one (1) year following execution of a definitive agreement at terms to be negotiated. The binding letter of intent contained a termination date of January 31, 2025, at which date the binding letter of intent would be deemed null and void unless extended by mutual agreement between the Company and Mr. Rehman. While no extension has been agreed upon to date, the Company believes, based upon recent discussions with representatives of Mr. Rehman, that a final definitive may still be reached. However, the terms of a definitive agreement, if any, and indeed the likelihood of any such agreement cannot be assured at this time.

Reference is made to the Company’s above-referenced Forms 8-K and 8-K/A filed with the Commission on May 29, 2024 and September 11, 2024, respectively, which are incorporated herein by reference.

Employees

We currently have no full-time employees and our Chief Executive Officer, who also serves as our Chief Financial Officer, as well as our Chief Operating Officer, who primarily works remotely, may be considered to be part-time. Our CEO, CFO and COO devote such time as they deem reasonably necessary based upon the present level of operations. We also work with a number of contractors for user-experience design, security controls and testing.

Property

Our principal executive offices are located at 269 South Beverly Drive – Suite 373, Beverly Hills 90212, and are leased from an unaffiliated third party for nominal rent on a month to month basis. If and when our operations increase and assuming we complete the acquisition of US Petrochemical, of which there can be no assurance, we expect that we will required additional facilities as well as assuming the leases utilized by US Petrochemical in Houston, TX. Our telephone number is: (402) 960-6110.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider and evaluate all of the information contained in this Form 10-K and the disclosures contained in our registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023 (the “Registration Statement”), before you decide to purchase the Units offered pursuant to the Registration Statement. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business, business prospects, results of operations or financial condition. Any of the risks and uncertainties set forth herein, could materially and adversely affect our business, results of operations and financial condition.

Risks Related to our Financial Condition

The Company’s IPO Offering this is a “best effort offering,” investors who invest initially will be subject to more risk than later investors.

Pursuant to our Registration Statement declared effective by the SEC on December 1, 2023, and subject to a required post-effective amendment that must be filed with and be declared effective by the SEC containing the audited financial statements of the Company for its fiscal year-ended May 31, 2025, and any applicable interim financial statements, we are seeking to raise gross proceeds of up to $20,000,000 from the sale of 10,000,000 Units, each consisting of one share of common stock and one common stock purchase warrant the “Offering”), at an Offering price of $2.00 per Unit (not including an additional $25,000,000 if all of the Warrants are exercised at the Warrant Exercise Price of $2.50, of which there can be no assurance). This does not include any commissions payable to placement agents, if any, which amount cannot be determined at present but which will not exceed 9% of the gross proceeds of the Units sold as a direct result of the efforts of the placement agents. Our net proceeds from the Offering will be used principally: (i) to expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and Brazil (pending Brazil’s license application/approval process) and elsewhere principally in Europe; (ii) to fund the acquisition of US Petrochemical, subject to the agreement with US Petrochemical to waive the January 31, 2025 termination date, of which there can be no assurance; (iii) to pay the expenses of the Unit Offering including any placement agent fees; (iv) for working capital and general corporate purposes; and (v) to fund growth initiatives, including other potential future acquisitions, if any. See “Description of Securities – Unit Offering.” Because this is a best effort Offering, the earlier investors invest in this Offering, the greater degree of risk they will incur. For example, if the Company raises an immaterial amount, investors will be subject to greater risk than if all or substantially all of the Units are sold and gross proceeds of at least $5,000,000 or up to $20,000,000 is raised. If we do not raise a substantial amount of proceeds from the Offering, we may not have sufficient working capital to be able to carry out our business plan including any possible acquisition of US Petrochemical. In that event, we will be required to seek other financing, either debt or equity or a combination thereof, which, if available, of which there can be no assurance, may be very dilutive and expensive or be at terms and conditions not acceptable to the Company. There can be no assurance that we will be successful in selling Units or that our Units, Common Stock and Warrants may become subject to quotation of the OTCQB or that we will become eligible for listing on any NASDAQ or NYSE Exchanges.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need approximately $250,000 to $400,000 per year simply to cover the administrative, legal and accounting fees, assuming the completion of the US Petrochemical, of which there can be no assurance whatsoever, notwithstanding any positive cash frow from operations that US Petrochemical may generate. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from our Offering, if successful, of which there can be no assurance, which Offering will not commence until the Company’s planned post-effective amendment to its Registration Statement is filed with and declared effective by the SEC.

Based on our audited financial statements for the fiscal years ended May 31, 2025 and 2024, our independent registered public accounting firms have expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders and private investors, from time to time. There can be no assurance that we will, in fact, generate revenues from operations in the near term, if ever, notwithstanding our expectations.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from the private sale of equity and the issuance of notes, including convertible notes, to private accredited investors, as well as loans from our management and founders. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $2,000,000 during the next twelve months to fulfil our business plan plus an additional $7,000,000 or such other agreed amount to fund the potential acquisition of US Petrochemical, of which there can be no assurance. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” (defined herein as our source code and intellectual property) strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

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

We only have a limited history and only limited business operations to date, principally related to start-up and formation of our Raisewise USA subsidiary as well as our subsidiaries in Sweden, Morocco and Brazil. We plan to resubmit a crowdfunding application with FINRA through its Funding Portal Gateway for our Raisewise USA crowdfunding subsidiary, which application will follow registering with the SEC as a funding portal. Because of our limited operating history, investors may not have adequate information on which they can base an evaluation of our business and prospects. Investors should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its early stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described herein will materialize or prove successful, or that we will be able to finalize development of our products or operate profitably. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

Risks Related to our Business

You should carefully consider the following risk factors that affect our business. Such risk factors could cause our actual results to differ materially from those that are expressed or implied by forward-looking statements contained herein. Some of the risks described relate principally to our business and the industry in which we operate. Others relate principally to the securities market and ownership of our capital stock. The risks and uncertainties described below are not the only ones we face. Additional risks are described elsewhere in this report under the Item 1 – Business, Item 3 – Legal Proceedings, and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation sections, among others. Other risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. The discussion of our risk factors should be read in conjunction with the financial statements and notes thereto included herein.

Based on our recurring losses incurred during our startup and early development stage, and limited operating history, we may not be able to successfully implement our business plan; our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO may need of additional capital. We have experienced net losses in each fiscal quarter since our inception and as of the fiscal year ended May 31, 2025, have an accumulated deficit of $8,256,213. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended May 31, 2025, and 2024 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

We may not be able to manage our growth, if any, effectively, which could slow or prevent our ability to achieve profitability.

The ability to manage and operate our business as we execute our development and growth strategy will require effective planning. Any significant growth, which may be unlikely to occur, could strain our internal resources and delay or prevent our efforts to achieve profitability. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure, and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain, and manage new employees and continue to update and improve our operational, financial, and management controls and procedures. If we do not manage our growth effectively, slower growth is likely to occur, thereby slowing or negating our ability to achieve and sustain profitability.

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

Until we receive the full due diligence disclosure from and assuming we are able to complete the acquisition of US Petrochemical, of which there can be no assurance because the binding letter of intent had an expiration date of January 31, 2025, we cannot at this time adequately disclose the “risk factors” applicable to the business and operations of US Petrochemical and the petrochemical industry generally. If and when we complete the US Petrochemical acquisition, we will be required to make full disclosure of the material facts related to any such acquisition, including the financial statements of US Petrochemical and the risk factors related to its business and operations, among other disclosure.

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further our subsidiary, Raisewise USA will be registered as a funding portal and regulated entities such as us are often subject to FINRA fines. In addition, some of the restriction and rules on our subsidiary could adversely affect and limit some of our business plans.

In the event we are required to register as a broker-dealer, our business model could be harmed.

Under our current structure, we believe we are not required to register as a broker-dealer under federal and state laws. Further, none of our officers or our chairman has previous experience in securities markets or regulations or has passed any related examinations or holds any accreditations. We comply with the rules surrounding funding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations, see “Business – Government Regulations.” However, if we were deemed by a relevant authority to be acting as a broker-dealer, we could be subject to a variety of penalties, including fines and rescission offers. Further, we may be required to register as a broker-dealer, which would increase our costs, especially our compliance costs. If in those circumstances we decided not to register as a broker-dealer or act in association with a broker-dealer in our transactions, we may not be able to continue to operate under our current business model.

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

The principal securities regulations under Regulation A and Regulation Crowdfunding that our United States Crowdfunding operations through our Raisewise USA subsidiary will be subject to have only been in effect in their current form since 2015 and 2016, respectively. Raisewise USA’s ability to operate in the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

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

Any independent distributors that we may utilize will be independent contractors and our subsidiaries outside the United States (Raisewise Sweden, Raisewise Morocco and Raisewise Brazil) will rely on local management and controls and, accordingly, we are not in a position to directly provide the same oversight, direction, and motivation as we could if they were our employees. As a result, we cannot assure that our independent distributors and/or our wholly and majority owned foreign subsidiaries in Sweden, Morocco and Brazil will comply with applicable laws or regulations or our distributor policies and procedures.

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

In order for the Company to obtain ticker symbols for its Units, Common Stock and Warrants, a market maker must submit a Form 211 on behalf of the Company to FINRA. A market maker is a FINRA registered broker-dealer firm that accepts the risks associated holding any number of shares or participating in the offering of shares of any company in an initial public offering or IPO (such as the Company) in the “going public process.” Obtaining ticker symbols for the securities being offered by the Company in its Registration Statement is the last step in the process and only a market maker, not an issuer, may make application to FINRA for ticker symbols. The Company through a market maker has a pending application with FINRA for a trading symbol for its Common Stock. The timing for FINRA approval of a trading symbol cannot be assured.

Our COO will be a “Control Person” and the Company will be a “Controlled Company.”

The Company is a “controlled company,” which is defined to be a company of which more than 50% of the voting power is held by an individual, group or another company. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our COO and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc. which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 93,919,400 outstanding shares of Common Stock, representing approximately 56.5% of the presently outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each own 333,333 shares of Series A Voting Preferred Stock, representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The remaining 333,333 shares of Series A Voting Preferred Stock are owned by Ocean Prospect Limited. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Common Stock then outstanding, from time to time. In addition, Mr. Moran, by virtue of his control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 63,865,192 votes, representing a total of 116,990,192 votes of the total voting rights of 157,984,592 shares of voting capital stock, which includes the voting rights of the remaining 333,333 shares of Series A Voting Preferred Stock, resulting in Mr. Moran’s control of approximately 74.1%% of the total voting capital stock of the Company.

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

Since our inception, we have had only limited operating history, principally related to that of any start-up business including the filing with the SEC of our Registration Statement under the Securities Act and our reports under the Exchange Act as well as the organization and planned registration of our Raisewise USA with FINRA. We cannot be certain whether we will begin to generate revenues from operations or ever be profitable, or that any profitability will be sustained. Also, any general economic weakness either in the U.S. or globally may limit our ability to successfully pursue and implement our business plan. Any of these factors could cause our stock price to decline and result in our stockholders losing a portion or all of their investments.

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

Because we have no to date, no any assurance when or if we will have revenues from operations, we need to secure ongoing funding to cover expenses. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued, and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock or other securities, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

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

Additional issuances of convertible notes and warrants will cause additional substantial dilution to our stockholders.

Given our limited cash, liquidity, and revenues, it is likely that in the future, as in the past, we will issue additional equity or debt (including convertible debt) to finance our future business operations as well as potential acquisitions and strategic relationships. The issuance of additional shares of Common Stock, the exercise of warrants, and the conversion of any existing or future convertible debt to shares of our Common Stock could cause additional dilution to our stockholders and could have further adverse effects on the market price for our securities or on our ability to obtain future financing.

The number of authorized shares of Common Stock may result in management implementing anti-takeover procedures by issuing new securities.

The proportion of 306,080,600 unissued but authorized shares of Common Stock compared to the 93,919,400 presently issued shares of Common Stock (prior to the any shares of common stock issued pursuant to out IPO Offering, shares underlying the warrants issued as part of the Units in the IPO Offering and shares underlying the warrants already outstanding that were issued to private investors) could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances of Common Stock that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available or that may be available after a possible further recapitalization to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of Common Stock unless required by law or any rules or regulations to which we are subject.

Depending upon the consideration per share for any subsequent issuance of Common Stock, such issuance could have a dilutive effect on those stockholders who paid a higher consideration per share for their stock. Also, future issuances of Common Stock will increase the number of outstanding shares, thereby decreasing the percentage ownership—for voting, distributions, and all other purposes—represented by existing shares of Common Stock. The availability for issuance of the additional shares of Common Stock may be viewed as having the effect of discouraging an unsolicited attempt by another person or entity to acquire control of us. Although our board has no present intention of doing so, our authorized but unissued Common Stock could be issued in one or more transactions that would make a takeover of us more difficult or costly and, therefore, less likely. Holders of our Common Stock do not have any pre-emptive rights to acquire any additional securities issued by us.

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

From time to time, certain of our stockholders who have invested privately in our Common Stock or other securities may become eligible to sell all or some of their shares of Common Stock or other securities by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated by the SEC under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement under the Exchange Act. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our Common Stock pursuant to Rule 144 may have a material adverse effect on the market price of our Common Stock.

If we fail to maintain effective internal controls over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our securities. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

The availability of a large number of authorized but unissued shares of Common Stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 400,000,000 shares of Common Stock, of which 71,875,000 shares of Common Stock are presently owned by to our founders and a total of 93,919,400 shares are outstanding as of November 3, 2025, including our founders’ shares. In addition, as of May 31 and August 31, 2025, a total of 1,320,220 and 1,700,000 warrants, respectively, were outstanding. The Company has issued and sold shares of Common Stock and issued convertible notes that included warrants in private transactions to non-affiliate “accredited investors” in reliance upon the exemptions under Regulation D and Regulation S promulgated by the SEC under the Securities Act and Section 4(2) of the Securities Act. Additional shares may be issued by the Company upon the conversion of convertible notes and/or exercise of any outstanding warrants issued to these accredited investors or to be issued by the Company in the future, or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. The issuance of large numbers of shares of Common Stock, possibly at below market prices, or warrants having exercise prices below market prices, is likely to result in dilution to the interests of other stockholders, which may be substantial. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorize 10,000,000 shares of preferred stock and our Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. As of May 31, 2025, 1,000,000 shares of Series A Voting Preferred Stock are authorized, of which our founders own 999,999 shares of such Series (that have “super voting rights as described more fully in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

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

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, Any failure to maintain adequate controls could result in delays or inaccuracies in reporting financial information or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

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

None.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At present, there is no established public trading market for a class of common equity of the Company nor has the Company been assigned a trading symbol for its Common Stock by FINRA. The form 211 filing is a prerequisite for FINRA to issue a trading symbol for the Common Stock of the Company. The application for a trading symbol, by the filing by a market maker of the Form 211 with FINRA is pending and the Company reasonably expects that it should receive a trading symbol for its shares of Common Stock in or before December 2025.

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

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2025, nor through the three-month period ended August 31, 2025, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending Registration Statement, if and when it is declared effective by the SEC; and/or (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred net losses for the years ended May 31, 2025, and 2024 of ($5,693,136) and ($1,256,667) respectively. Cumulative losses since inception through May 31, 2025 are $(8,256,213). The Company has net negative working capital at its fiscal year ended May 31, 2025 of ($609,363.

During the year ended May 31, 2025, the Company raised $651,0000 from private securities offerings, principally involving the issuance of convertible notes, to third-party “accredited investors,” as that term is defined under Rule 501 of Regulation D promulgated by the Commission under the Act, as compared to $264,825 during the same period of the prior year, which sales were made in reliance upon Regulation S promulgated by the Commission under the Act. The Company reasonably believes that it will be able to continue to raise capital from sales of restricted securities to third-party investors and from advances from related parties. However, the Company has no current arrangements or commitments from third-party investors or related parties nor can there be any assurance that the Company will be able to continue to support its operations through private offerings of its securities or advances from related parties on a long term basis. The Company will be dependent upon the raise of equity capital from the public Offering under it effective Registration Statement, provided that it files and has declared effective by the SEC a post-effective amendment to the Registration Statement. There can be no assurance that the Company will be successful in raising sufficient proceeds from this Offering or the amount of proceeds that are actually raised under the Registration Statement, assuming that the post-effective amendment is filed with and declared effective by the SEC.

This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst-case scenario, shut-down operations. However, management is cautiously optimistic that they can continue to improve operations and raise the appropriate funds both privately and publicly, of which there can be no assurance, in order to develop and grow the Company’s underlying business operations. As explained above, the Company has been raising capital to fund its operations by private placements to accredited investors of its securities involving the sale of restricted common stock and convertible notes, certain sales of which have also included warrants. These sales of restricted securities have been made in reliance upon the exemption under Reg D, rule 506(b) promulgated by the Commission under the Act.

Reference is made to the disclosure under “BUSINESS-The Company’s Raisewise Business Plan” above. Despite its limited cash resources, the Company has been able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital from related party advances and private sales of securities to accredited investors, notwithstanding the fact that the Company has substantial Commitments for Capital Expenditures.

The Company believes that it possesses the ability to meet requirements in the short-term (the next 12 months from the most recent fiscal period ended May 31, 2025) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Year Ended May 31, 2025 compared to the Year Ended May 31, 2024

Operating Expenses

Operating expenses incurred for the year ended May 31, 2025, were $5,693,136 compared to operating expenses of $1,256,667 for the year ended May 31, 2024, an increase of $4,436,469, which is principally due the increased legal and accounting fees related to the fees related to the Company’s reporting obligations with the SEC under the Exchange Act, Raisewise USA and its non-U.S. regulatory application processes with their respective jurisdictions and the general and administrative expenses associated with being a small public company.

Liquidity and Capital Resources

At May 31, 2025, the Company had a working capital deficit of $609,363 compared to a working capital deficit of $166,522 at May 31, 2024. The increase in the working capital deficit is due to a increase in payables due to related parties, offset by an increase in accounts payable.

The Company used $653,350 in operating activities for the fiscal year ended May 31, 2025, compared to $263,840 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the fiscal year ended May 31, 2025, as discussed under Operating Expenses above.

The Company received $651,000 provided by financing activities during the fiscal year ended May 31, 2025, compared to $264,825 provided by financing activities during the fiscal year ended May 31, 2024. The increase is due to the sale of restricted securities, principally related to the issuance and sale of convertible notes to accredited investors in reliance on Reg D, Rule 506(b) during the year ended May 31, 2025.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, each as of the date of the financial statements, and revenues and expenses during the periods presented. On an ongoing basis, management evaluates their estimates and assumptions, and the effects of any such revisions are reflected in the financial statements in the period in which they are determined to be necessary. Management bases their estimates on historical experience and on various other factors that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual outcomes could differ materially from those estimates in a manner that could have a material effect on our consolidated financial statements.

While our significant accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that certain of these policies and estimates are deemed critical, as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the Audit Committee of our Board of Directors. We believe our most critical accounting policies and estimates are as follows:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Convertible Notes

The Company evaluated the convertible note under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. The conversion feature does not meet the criteria for bifurcation as a derivative due to the illiquid nature of the underlying equity and the absence of a net settlement feature.

Accordingly, the entire instrument is accounted for as a liability at amortized cost. The Company uses the effective interest method to amortize the discount over the term of the note.

The Company accounts for debt instruments issued at a discount in accordance with ASC 835-30, Interest – Imputation of Interest, and ASC 470, Debt. The debt discount is amortized over the term of the debt using the effective interest method, which results in a non-linear recognition of interest expense over time. The amortization of the discount is recorded as interest expense in the consolidated statements of operations.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transactions, May 31, 2025, the Company issued shares for services at an established market price of $2,00 discounted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 10, 2025, the Company’s Board of Directors approved the engagement of Grassi & Co., CPAs, P.C. (“Grassi & Co.”) as the Company’s independent registered public accounting firm for the fiscal years ended May 31, 2025 and May 31, 2026, including the review of interim quarterly financial statements for the periods ending August 31, 2025 through February 28, 2026. In connection with this engagement, the Company accepted the resignation of Hudgens CPA PLLC (“Hudgens”) as its independent registered public accounting firm.

As previously reported in the Company’s Form 8-K filed on January 30, 2025, the Board had approved the re-engagement of Hudgens as the Company’s independent registered public accounting firm on January 16, 2025, for the fiscal year ending May 31, 2025, following the resignation of Dan Barton, CPA on December 29, 2024. During the interim periods ended August 31, 2024, November 30, 2024, and February 28, 2025, and through July 10, 2025, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, and no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The Company has provided Hudgens with a copy of this disclosure and requested that it furnish a letter to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the statements herein; such letter is filed as Exhibit 16.1 to this Form 10-K. The Company also previously reported in its January 30, 2025 Form 8-K that there were no disagreements or reportable events with Dan Barton, CPA, and that his audit report on the Company’s consolidated financial statements for the year ended May 31, 2024, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 9A. Controls and Procedures.

Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting and an annual management report on the effectiveness of controls over financial reporting.

When evaluating our internal control over financial reporting, we may identify material weaknesses and significant deficiencies. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of May 31, 2025, our management concluded that our controls and procedures over financial reporting and disclosures were not effective, due to material weaknesses in our internal control over financial reporting The identified material weaknesses relate to a lack of financial reporting close controls in place to ensure that all material transactions and developments impacting the financial statements are appropriately reflected in accordance with U.S. GAAP, including non-routine and complex accounting issues; a lack of segregation of duties in the financial reporting process; and insufficient personnel with the required skill and experience to complete the financial reporting close process. Our management and board of directors are reviewing the material weaknesses described above and developing a plan to remediate and enhance our overall control environment. In order to maintain and improve the effectiveness of its internal control over financial reporting, our efforts to remediate our material weaknesses will include:

● hiring additional accounting personnel, including those with public company experience;

● providing additional training for our personnel on internal controls over financial reporting;

● implementing additional controls and processes, including those that operate at a sufficient level of precision or that evidence performance;

● adopting processes and controls to better identify and manage segregation of duties; and

● potentially engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

Designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we intend to take may not fully address the material weaknesses that we have identified, and we may identify other material weaknesses in our internal control over financial reporting in the future.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name and Address	Age	Title

James C. DiPrima 269 South Beverly Drive, Suite 373	76	Director, Interim Chief Executive Officer and Interim Chief Financial Officer
Beverly Hills, CA 90212

Joseph Richard Moran 269 South Beverly Drive, Suite 373	67	Chief Operating Officer
Beverly Hills 90212

Shani Moran	47	Director
9790 Wendover Drive
Beverly Hills, CA 90210

Frederic Ohana	55	Director
14 Marina Views
Gibraltar UK GX11188

James. C. DiPrima, Age 76, Director, Chief Executive Officer and Chief Financial Officer: On March 29, 2024, the Company’s Board of Directors approved the appointment of Mr. DiPrima as Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. DiPrima has a Bachelor of Science in Business Administration from Creighton University, Omaha, Nebraska. His career includes 40 years of finance and accounting in both the public and private sectors beginning his career at Deloitte Haskins & Sells in the audit division, the predecessor company to Deloitte & Touche. He has held various positions with start-up companies, as a comptroller of a manufacturing company, founded and operated an accounting and tax consulting firm focused on medical practice management and tax planning. He has acted as a contract Chief Financial Officer for multiple traded companies and has been working in various positions with public traded companies since 1995 as well as providing consulting services for several other public companies in the areas of accounting, tax planning and financial reporting.

At present. Mr. DiPrima serves as CEO of PAO Group, Inc. (OTC: PAOG) a publicly traded holding company dedicated to operating businesses providing legal referrals. He currently is CEO of Green Stream Holding, Inc. (OTC: GSFI) a company providing solutions in the alternative energy sector. He is also serving as: CFO for Starstream Entertainment, Inc. (OTC: SSET), a company providing event staffing; acting CFO for GBX International (OTC GBXI), a holding company with patents in various medical products; and acting CFO of Pacific Software, Inc. (OTC PFSF), a company focused on the development of skin care products.

Joseph R. Moran, age 65, Chief Operating Officer. On March 29, 2024, the Board of Directors, in connection with the appointment of Mr. DiPrima as Interim CEO and CFO, appointed Mr. Moran as Chief Operating Officer. Mr. Moran served as the Company’s CEO and CFO from its founding as a Nevada corporation in December 2020 until March 29, 2024. Mr. Moran, an international entrepreneur with business activities in the United States and Western Europe, has been a leading distributor in the upholstery textile industry over the last three decades and was recognized as a major trimming supplier in the U.S. with warehouses across America and distribution in Central and South America, Middle East and Europe. Mr. Moran was founder and CEO of three private companies servicing different industries including commodities and high end fashion, active in both business and financial matters. Mr. Moran is also the founder and CEO of several private real estate companies in construction and development based in Bavaria, Germany. We believe that Mr. Moran’s established relationships with businesses and leaders in the U.S. and Europe should assist the Company to capitalize on the crowdfunding market’s arising opportunities.

Shani Moran, age 47 Director: Shani Moran is the wife of Joseph Richard Moran, the Company’s Chief Operating Officer and a founder. Ms. Moran, a recognized celebrity home consultant, is the founder and chief executive officer of Pillow Pops USA, a home decor company operates through its website, https://pillowpops.com. Launched in 2019, Pillow Pops was created to empower people from all walks of life to transform their homes with confidence and ease by creating a unique concept using ecologically friendly textiles and is committed to fighting child labor and human exploitation practices by adhering to stringent manufacturing guidelines.

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

Frederic Ohana, age 55, Director: Mr. Ohana was appointed as a member of the Company’s Board of Directors on October 21, 2024. Mr. Ohana has worked more than 20 years in Private Banking and Wealth Management for major institutions in France and Gibraltar, including Groupama Banque and Credit Suisse. He holds Masters in Mathematics and Finance from Paris University, France. In addition, Mr. Ohana is fluent in French, Arabic, Spanish and English and networks in Morocco, France, Spain and UK, principally engaged in international finance and business. Mr. Ohana currently serves as CFO of Hyperion Solution Partners, part of the Hyperion Group of Companies founded in 2012 and based in Gibraltar. The Hyperion Group provides a wide range of financial and related services including diverse and in-depth experience, beyond classic solutions, on behalf of high net-worth clients, often utilizing non-traditional asset classes including real estate, private equity, art and precious stones.

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

Item 11. Executive Compensation.

For the fiscal years ended May 31, 2025, and May 31, 2024, the Company did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of Common Stock and shares of Series A Voting Preferred Stock of our Company as of November 3, 2025, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. The table also includes Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each record and beneficial owner listed is in care of the Company at 269 South Beverly Drive, Suite 373, Beverly Hills CA 90212 unless otherwise noted.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent that power may be shared with a spouse.

As of November 3, 2025, we had 93,919,400 shares of Common Stock and 999,999 shares of Series A Voting Preferred Stock issued and outstanding.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Joseph Richard Moran (2)	53,125,000 shares	56.5%
Ocean Prospect Limited (3)	18,750,000 shares	19.9%
James C. DiPrima, Director, CEO and CFO	2,675,000 shares	* %
Shani Moran, Director (4)	-0- shares	0%
Frederic Ohana, Director	-0- shares	0%

All Named Executive Officers and Directors as a group (4 persons)	74,550,000 shares	79.4%

* Less than 1%

(1) Applicable percentage ownership is based on 93,919,400 shares of Common Stock outstanding as of November 4, 2025, and 71,875,000 shares of Common Stock owned by the above founders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of August 31, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Joseph Richard Moran, our COO and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 93,919,400 outstanding shares of Common Stock, representing approximately 56.5% of the presently outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each own 333,333 shares of Series A Voting Preferred Stock, representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The remaining 333,333 shares of Series A Voting Preferred Stock are owned by Ocean Prospect Limited. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Common Stock then outstanding, from time to time. In addition, Mr. Moran, by virtue of his control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 63,865,192 votes, representing a total of 116,990,192 votes of the total voting rights of 157,984,592 shares of voting capital stock, which includes the voting rights of the remaining 333,333 shares of Series A Voting Preferred Stock, resulting in Mr. Moran’s control of approximately 74.1%% of the total voting capital stock of the Company.

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

(3) Ocean Prospect Limited, an entity located in Queensway, Gibraltar, is a trust organized under the laws of Gibraltar, owns 18,750,000 shares of Common Stock and 333,333 shares of Series A Voting Preferred Stock. The trustees of Ocean Prospect Limited include Frederic Ohana, a director of the Company.

(4) Shani Moran, a director, is the spouse of Joseph Richard Moran. Ms. Moran disclaims beneficial ownership of 53,125,000 shares of Common Stock beneficially owned by Mr. Moran.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company follows ASC 850, Related Party Disclosures (ASC:850”) for the identification of related parties and disclosure of related party transactions. At May 31, 2025 and May 31, 2024, the amounts due for related party transactions were $240 and $72,265, respectively. The single related party, Joseph Richard Moran, is a “control shareholder,” Chief Operating Officer and a founder of the Company and made various advances to cover operating expenses from time to time. During the fiscal years ended May 31, 2025 and 2024, Mr. Moran, a principal of NM & RM Corp. and Titan, both principal shareholders of the Company, was paid fees for services of $69,500 and $85,000, respectively.

Item 14. Principal Accountant Fees and Services.

(1)	Audit Fees. Audit fees for the May 31, 2025 audit are $35,000. There were $27,000 in fees billed and paid in the aggregate for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

Audit-Related Fees. The Company paid $50,000 in fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under The fees were related to the production of accounting schedules utilized by the principal accounts in the performance of the audits.

(3)	Tax Fees. There were no tax fees billed by the principal accountant for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. There were no other aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3)

(5)	(i) Disclose the audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. The audit committee reviewed previous filings of the auditor by other companies and reviewed the PCAOB database>

(ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(6)	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees. The Company CFO provided all accounting functions required to complete the necessary documentation required by the principal accountants in order to render their opinion.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents filed as a part of the report:

(i)	Consolidated Balance Sheets as of May 31, 2025, and May 31, 2024;
(ii)	Consolidated Statements of Operations years ended May 31, 2025 and May 31, 2043;
(iii)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended May 31, 2025 and May 31, 2043;
(iv)	Consolidated Statements of Cash flows for the years ended May 31, 2025 and May 31, 2024; and
(v)	Notes to the Consolidated Financial Statements.

(b) Code of Ethics, filed as Exhibit 14 hereto.

Index of Exhibits

Exhibit No.	Description
3.1	Blue Chip Capital Group, Inc. File Stamped Nevada Filing Acknowledgement dated December 18, 2020 *
3.1(a)	Blue Chip Capital Group, Inc. File Stamped Nevada Articles of Incorporation dated December 18, 2020 *
3.2	Blue Chip Capital Group, Inc. Bylaws *
4.1	Form of Common Stock Purchase Warrant *
10.1	Form of Placement Agent Agreement *
10.2	Raisewise USA Platform License Agreement dated as of April 1, 2022 *
10.3	Raisewise USA Management Services Agreement dated as of April 1, 2022 *
10.4	Raisewise Sweden Platform License Agreement dated as of April 1, 2022 *
10.5	Raisewise Sweden Management Services Agreement dated as of April 1, 2022 *
10.6	Raisewise Morocco Platform License Agreement dated as of April 1, 2022 *
10.7	Raisewise Morocco Management and Maintenance Services Agreement dated as of April 1, 2022 *
10.8	Binding Letter of Intent dated August 28, 2024***
14	Code of Ethics**
21.1	List of Subsidiaries **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* Filed with the SEC as part of the Company’s Registration Statement on August 7, 2023, which are incorporated herein.

**Filed herewith.

*** Filed with the SEC as Exhibit 99.2 to the Company’s Form 8-K on September 11, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Chip Capital Group, Inc.

/s/: James C. DiPrima
Name:	James C. DiPrima
Title:	Interim Chief Executive Officer
Date:	November 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Titles	Date

/s/: James C. DiPrima	Chief Executive Officer	November 10, 2025
James C DiPrima	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/: Joseph R. Moran
Joseph R. Moran	Chief Operating Officer	November 10, 2025

/s/: Shani Moran
Shani Moran	Director	November 10, 2025

/s/: Frederic Ohana
Frederic Ohana	Director	November 10, 2025

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Blue Chip Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blue Chip Capital Group, Inc. (the “Company”) as of May 31, 2025, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and the results of its operations and its cash flows for the year ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRASSI & CO., CPAs, P.C.

PCAOB ID # 606

We have served as the Company’s auditors since 2025.

Jericho, New York

November 7, 2025

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2025	May 31, 2024 RESTATED

ASSETS
Current Assets
Cash	$393	$2,743
Total Current Assets	393	2,743
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$88,983	$91,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable-related party	105,000	97,000
Accrued interest payable	22,030
Due to related parties	240	72,265
Note Payable	35,000
Convertible notes payable, net of discount of 167,514 and $0, respectively	447,486	-
Total Liabilities	609,756	169,265

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value; 10,000,000 shares authorized, 999,999 issued and outstanding on May 31, 2025, and on May 31, 2024, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized 86,289,400 issued and outstanding, on May 31, 2025, and 81,941,400 on May 31, 2024.	8,629	8,194
Additional paid-in capital	7,726,711	2,476,851
Accumulated deficit	(8,256,213)	(2,563,077)
Total Stockholders’ Deficit	(520,773)	(77,932)

Total Liabilities and Stockholders’ Deficit	$88,983	$91,333

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	May 31,	May 31,
	2025	2024 RESTATED
Revenues:	$-	$-

Operating Expenses:
Stock-based compensation	1,897,500	910,960
Inducement expense	3,134,145
General & Administrative expenses	589,325	345,707
Total Operating expenses	5,620,970	1,256,667

Loss from operations	(5,620,970)	(1,256,667)

Other income/(expenses):
Interest expense	(72,166)	-

Total Other income/(expenses)	(72,166)	-

NET LOSS	$(5,693,136)	$(1,256,667)

Net Loss Share Basic and Diluted	$(.0687)	$(0.0140)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	82,902,668	89,889,660

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2023	999,999	100	153,506,250	15,351	1,301,409	(1,306,410)	10,450
Issuance of Common Shares for cash			730,150	73	257,252	0	257,325
Issuance of commons Shares for services			2,705,000	270	910,690	0	910,960
Cancel Founders shares			(75,000,000)	(7,500)	7,500	0	0
Net Loss						(1,256,667)	(1,256,667)
Balance May 31, 2024 RESTATED	999,999	100	81,941,400	8,194	2,476,851	(2,563,077)	(77,932)
Issuance of Common Shares for cash			500		1,000	0	1,000
Issuance of Common Shares for Convertible Notes			2,597,500	260	3,133,885	0	3,134,145
Issuance of Common Shares for services			1,750,000	175	1,897,325	0	1,897,500
Warrants granted					217,650	0	217,650
Net Loss						(5,693,136)	(5,693,136)
Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2025	May 31, 2024 RESTATED
Cash Flows from Operating Activities:
Net loss	$(5,693,136)	$(1,256,667)
Adjustments to reconcile net loss to net cash used in operations
Shares in lieu of compensation	1,897,500	910,960
Shared issued for inducement	3,134,145	-
Founders’ shares cancelled	-	(7,500)
Discount amortization	50,136	-
Changes in operating assets and liabilities:
Accounts payable	8,000	67,000
Accrued Interest payable	22,030	-
Due to related parties	(72,025)	22,367
Net Cash Used in Operating Activities	(653,350)	(263,840)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,000	264,825
Note Payable borrowings	650,000	-
Net Cash Provided by Financing Activities	651,000	264,825

Net Increase (Decrease) in Cash	(2,350)	985

Cash at Beginning of Period	2,743	1,758
Cash at End of Period	$393	$2,743

Supplemental disclosure of cash flow information:
Founders’ shares cancelled	$-	$7,500
Shares issued for services	$1,897,500	$910,960
Shares issued with convertible notes	$3,134,145	$-
Warrants issued with convertible notes	$217,650

The accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Blue Chip Capital Group, Inc., (the “Company”) was incorporated in the State of Delaware on November 27, 2019, under the name of Blue-Chip Financial Group Corp. It was subsequently incorporated in the State of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc. Blue Chip Capital Group, Inc (the “Company”) owns 100% of Raisewise USA, Inc., a company incorporated in the State of New York on June 15, 2020.

The Company’s Raisewise USA platform will be operating through several wholly or majority owned subsidiaries in Morocco, Sweden and Brazil which will conduct business, when and if operational, in various U.S. and international jurisdictions, as follows: Raisewise USA, Inc., a New York corporation (100% owned); Raisewise Sweden AB (80% owned); Raisewise Morocco SARL (100% owned); and Raisewise Brasil LTDA (95% owned). The subsidiaries will operate in the Crowdfunding industry under the Raisewise name in their respective jurisdictions, with each of these subsidiaries owning its own platform.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the twelve months ended May 31, 2025. The Company had a net loss of $5,693,136 for the twelve months ended May 31, 2025 and an accumulated deficit of $8,256,213 as of May 31, 2025, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Principals of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and cash equivalents under Accounting Standards Codification (“ASC”) 305, Cash and Cash Equivalents (“ASC 305”) and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of May 31, 2025, the software is within the application development phase and all costs are currently capitalized.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. There has been no revenue recorded as of May 31, 2025 and May 31, 2024.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for twelve months ended May 31, 2025 and the tax years ended May 31, 2024, 2023, 2022 2021 and 2020 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $8,256,213 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $2,889,675 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at May 31, 2025, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring basis.

Convertible Notes

The Company evaluated the convertible note under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. The conversion feature does not meet the criteria for bifurcation as a derivative due to the illiquid nature of the underlying equity and the absence of a net settlement feature.

Accordingly, the entire instrument is accounted for as a liability at amortized cost. The Company uses the effective interest method to amortize the discount over the term of the note.

The Company accounts for debt instruments issued at a discount in accordance with ASC 835-30, Interest – Imputation of Interest, and ASC 470, Debt. The debt discount is amortized over the term of the debt using the effective interest method, which results in a non-linear recognition of interest expense over time. The amortization of the discount is recorded as interest expense in the consolidated statements of operations.

Long-lived Assets

Long-lived assets such as property, equipment and intellectual property are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company’s internally developed intellectual property totalling $88,590, represents the software application designed to support the Company’s crowdfunding business. The application was completed and deemed operational; however, it has not yet been placed into full production or generated revenue The software remains operational and continues to serve as a strategic component of the Company’s business plan. We did not recognize any impairment losses for any periods ended May 31, 2025, and May 31, 2024,

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On May 31, 2025, and May 31, 2024, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On May 31, 2025, and May 31, 2024, the amounts due for related party transactions were $240 and $72,265 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. During the fiscal year ended May 31, 2024, Freddy Cimper was named Chief Technical Officer and was paid $20,000 in Professional Fees. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. NM & RM was paid $2,000 for professional fees during the Year ended May 31, 2025 and $85,000 during the Year ended May 31, 2024.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transactions, May 31, 2025, the Company issued shares for services at an established market price of $2,00 discounted. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. On May 31, 2025 the Company issued 250,000 Common restricted shares in connection with services provided under an executive agreement with John Driscoll. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the shares were classified as equity instruments.

Recently Issued Accounting Pronouncements

November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

NOTE 4-RESTATEMENT

During the preparation of its Form 10-K for the year ended May 31, 2025, management of the Company identified misstatements with respect to recognition of Stock in lieu Compensation expenses during the year ended May 31, 20243. Management identified Stock in lieu Compensation expenses and should have been included in that quarter and in the year end.

The Company has restated its Consolidated Balance Sheet as of May 31, 2024, and the related Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the year ended May 31, 2024, to correct the misstatements described above.

The following table summarizes the effects of the restatement as of May 31, 2024, and for the year ended May 31, 2024. Corresponding changes were made in the Consolidated Statement of Stockholders’ Deficit, Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

	At May 31, 2024,
	As Previously Reported	As Restated
Stockholders’ Deficit
Preferred Stock	100	100
Common Stock	8,085	8,194
Paid in Capital	1,566,161	2,476,851
Accumulated deficit	(1,652,278)	(2,563,077)
Total stockholders’ deficit	(77,932)	(77,932)
Total liabilities and stockholders’ deficit	91,333	91,333

	Year Ended May 31, 2024
	As Previously Reported	As Restated
Consolidated Statement of Operations Information:
Stock in Lieu of Compensation	160	910,960
General and Administrative	345,708	345,707
Total operating expenses	345,868	1,256,667

Loss from operations	(345,868)	(1,256,667)
NET LOSS	(345,868)	(1,256,667)

Net loss per share – basic and diluted	$(0.0039)	$(0.0140)
Weight Average Number of Common Shares Outstanding during the year Basic and Diluted	89,699,797	89,889,660

	Year Ended May 31, 2024
	As Previously Reported	As Restated
Consolidated Statement of Cash Flows
Net Loss	(345,868)	(1,256,667)
Shares in Lieu of compensation	160	910,960
Net Cash Used in Operating Activities	(263,840)	(263,840)

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of common stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of May 31, 2025, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding.

The holders of the Series A Preferred Stock shall have full voting rights and powers on all matters subject to a vote by the holders of the Corporation’s common stock and Series A Preferred Stock shall vote together as a single class with the holders of the Corporation’s common stock and the holders of any other class or series of shares entitled to vote with the common stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power.

The Company applies the guidance in ASC 480 – Distinguishing Liabilities from Equity, ASC 470 – Debt, and ASC 815 – Derivatives and Hedging to determine whether financial instruments should be classified as liabilities, equity, or temporary equity. preferred stock without redemption features, that meet the criteria for equity classification under ASC 815-40 are classified as equity. The Company determined the criteria for equity classification for the Series A preferred stock was met.

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

During the twelve months ended May 31, 2024, the Company issued 2,705,000 shares of common stock for services and sold 730,150 shares of common stock for $257,225 through a private placement.

During the twelve months ended May 31, 2025, the Company sold 500 shares of common stock for a total of $1,000.

During the twelve months ended May 31, 2025, the Company issued 2,597,500 shares of common stock as an inducement to investors of convertible notes. The fair value of the for restricted shares at issuance was $3,134,145 determined using a discount for lack of marketability. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

●	Stock price at issuance: $1.00
●	Exercise Price: $1.00
●	Expected term: .981 years
●	Volatility: 102%
●	Risk-free interest rate: 4.24%

During the twelve months ended May 31, 2025, the Company issued 1,750,000 shares of common stock for services rendered. The fair value of the for restricted shares at issuance was $1,897,500 determined using a discount for lack of marketability. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

●	Stock price at issuance: $1.00
●	Expected Terms: 1.167 - 1.33 years
●	Exercise price: $1.00
●	Volatility: 102%
●	Risk-free interest rate: 3.85-4.24%
●	Dividend yield: none

Warrants

For accounting purposes, the Company accounts for the Private Placement Warrants (i) in accordance with the guidance contained in ASC 815-40 and (ii) classified as an equity instrument. The fair values of the Private Placement Warrants were accounted for as stock purchases. Since the entries recognize the fair value of the Private Placement Warrants offset within additional paid-in capital,

During the year ended May 31, 2024, the Company entered into several subscription agreements with third parties who agreed to purchase a total of 730,150 shares of common stock for $257,325. In further consideration hereof, the Company will provide warrants to third parties allowing third parties to purchase a total of Two Hundred and Seventy-Seven Thousand and twenty (277,020) additional shares of the Company’s common stock (the “Warrants”) on the following terms: (i) a warrant to purchase One Hundred and Forty Five Thousand Eight Hundred (145,800) shares of the Company’s common stock on or before July 17, 2025, at a price of Sixty-five Cents ($.65) per share; (ii) a warrant to purchase One Hundred and Forty Thousand Two Hundred Twenty (132,220) of the Company’s common stock on or before July 17, 2025, at a price of Ninety Cents ($.90) per share; The warrants will be exercisable by cash payment only no warrants were granted, forfeited, expired or cancelled

In consideration for an investor who had purchased on February 7, 2025 a $300,000 convertible note from the Company pursuant to a convertible note subscription agreement agreeing under an amended convertible note subscription agreement to authorize previously restricted funds, the Company agreed, effective as of February 7, 2025 to issue to the investor warrants entitling this investor to purchase, from and after the February 7, 2025 and for a period of five years, a total of 400,000 shares of common stock at an exercise price of $1.50. These warrants will be exercisable by cash payment or cashless basis, and none have been exercised as of May 31, 2025.

On April 19,2025 the Company issued 50,000 warrants in connection with a debt financing arrangement with Rebecca Asseda. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.00 per share. The warrants are exercisable at any time prior to January 19, 2026.The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

●	Stock price at issuance: $2.00
●	Exercise price: $1.00 Expected term: .75 years
●	Volatility: 95%
●	Risk-free interest rate: 4.19%
●	Dividend yield: none

Based on these inputs, the fair value of the warrants was estimated to be $1.0381 per warrant, resulting in a total fair value of $25,469 This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On March 27, 2025 the Company issued 400,000 warrants in connection with a debt financing arrangement with Dr Niksarli. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.50 per share. The warrants are exercisable at any time prior to March 24 ,2030.

The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

●	Stock price at issuance: $2.00
●	Exercise price: $1.50 Expected term: 5 years
●	Volatility: 118%
●	Risk-free interest rate: 4.09%
●	Dividend yield: none

Based on these inputs, the fair value of the warrants was estimated to be $1.0745 per warrant, resulting in a total fair value of $111,180 This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On April 28, 2025 the Company issued 400,000 warrants in connection with a debt financing arrangement with Dr Niksarli. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.50 per share. The warrants are exercisable at any time prior to April 28 ,2030.

The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

●	Stock price at issuance: $2.00
●	Exercise price: $1.50 Expected term: 5 years
●	Volatility: 118%
●	Risk-free interest rate: 3.81%
●	Dividend yield: none

Based on these inputs, the fair value of the warrants was estimated to be $1.0659 per warrant, resulting in a total fair value of $81,003 This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at May 31, 2024	617,600	$.72	1.05

Warrants granted	850,000	$1.47	4.80
Warrants exercised	-	-	-
Warrants canceled	-	-	-

Outstanding at May 31, 2025	1,467,600	1.20	3.0
Exercisable at May 31, 2025	1,467,600

As of May 31, 2025, there were 1,467,800 warrants outstanding with a weighted average exercise price of $1.20 a weighted average remaining expiration period of approximately 3.00 years and intrinsic value of zero. There were 850,000 additional warrants issued during the year ended May 31, 2025.

NOTE 6– CONVERTIBLE NOTES PAYABLE

During the period from November 19, 2024 through May 31, 2025, the Company issued and sold to 6 investors convertible notes bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 11/19/2024 in the principal amount of $25,000;

2. 11/27/2024 in the principal amount of $10,000;

3: 12/12/2024 in the principal amount of $10,000;

4: 12/12/2024 in the principal amount $10,000;

5: 12/30/2024 in the principal amount of $10,000; and

6: 4/16/2025 in the principal amount of $50,000.

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock equal to 1.5 shares for each dollar of the principal amount of the Note, resulting in the issuance of,597,500 shares of common stock. The discount arose from the warrants being issued in conjunction with the debt, with the value being amortized over the term of the debt. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share. None of the notes were converted at the years ended May 31, 2025, and May 31, 2024.

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

The Total of Convertible Notes was $615,000 and $0 at May 31, 2025 and May 31, 2024, respectively.

The Convertible Notes are convertible into shares of the Issuer’s Common Stock from and after a date nine (9) months from the Issue Date, at a conversion price of $0.50 (“Conversion Price”) per share of Common Stock.

The total discount recorded for these warrants granted related to these notes was $217,650. These convertible notes are due 9 months from the issuance date and bear interest at 10% per annum. The investor restricted the $250,000 of the February 7, 2025 note until the Company satisfied certain obligations. Subsequently, the investor released the funds in April of 2025 and cash is no longer restricted.

The Company recorded interest expense of $22,030 and $0 for the twelve months ending May 31, 2025 and May 31, 2024, respectively.

The Company recognized amortization of debt discounts in interest expense totalling $50,136 and $0 for the twelve months ended May 31, 2025 and May 31, 2024, respectively.

NOTE 7 NOTES PAYABLE

On May 19, 2025 the Company arranged for a non-convertible unsecured note in the amount of $35,000. Repayment in the amount of $40,000 is due on December 19, 2025. The note awards 50,000 warrants exercisable at $.75 for common restricted shares after December 19, 2025.

NOTE 8– SUBSEQUENT EVENTS

Subsequent events were evaluated through November 1, 2025, which is the date the financial statements were available to be issued.

During the period from May 31, 2025 through November 1, 2025, the Company issued and sold to 8 investors convertible notes bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 7/9/2025 in the principal amount of $200,000;

2. 7/22/2025 in the principal amount of $25,000;

3: 7/28/2025 in the principal amount of $10,000;

4: 8/7/2025 in the principal amount $100,000;

5: 9/4/2025 in the principal amount of $100,000;

6: 9/12/2025 in the principal amount of $50,000.

7:9/25/2025 in the principal amount of $50,000: and

8:10/05/2025 in the principal amount of $10,000

The Company arranged for a non-convertible unsecured note in the amount of $35,000. Repayment in the amount of $40,000 is due on January 19, 2026. The note awards 50,000 common restricted shares after January 19, 2026.

In the first quarter of fiscal year 2026, the Company issued an aggregate of 4,100,000 restricted common shares to certain key executives pursuant to their respective compensation agreements executed in August 2025. These awards were granted as part of the Company’s long-term incentive and retention program designed to align management’s interests with those of shareholders. The restricted common shares are subject to customary vesting conditions and other terms as set forth in the individual agreements. The fair value of these awards will be recognized as stock-based compensation expense over the applicable vesting periods in accordance with ASC Topic 718, Compensation—Stock Compensation.

