Form 10-K/A
period 2025-05-31
Blue Chip Capital Group Inc.
filed 2025-11-10
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note: This Form 10-K/A is being filed solely to redate the Audit Report of Grassi & Co., CPAs, P.C. from November 7, 2025, to November 10, 2025, and to include the amended Audit Report of Barton CPA, PLLC, the Company’s former independent registered public accounting firm, which is dated November 8, 2024, except for Note 4, as to which the date is November 7, 2025.

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

As previously reported in the Company’s Form 8-K filed on January 30, 2025, the Board had approved the re-engagement of Hudgens as the Company’s independent registered public accounting firm on January 16, 2025, for the fiscal year ending May 31, 2025, following the resignation of Dan Barton, CPA on December 29, 2024. During the interim periods ended August 31, 2024, November 30, 2024, and February 28, 2025, and through July 10, 2025, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, and no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The Company has provided Hudgens with a copy of this disclosure and requested that it furnish a letter to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the statements herein; such letter is filed as Exhibit 16.1 to this Form 10-K. The Company also previously reported in its January 30, 2025 Form 8-K that there were no disagreements or reportable events with Barton CPA, PLLC (“Barton”) and that his audit report on the Company’s consolidated financial statements for the year ended May 31, 2024, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

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

May 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blue Chip Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Chip Capital Group, Inc. (the “Company”) as of May 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Blue Chip Capital Group, Inc. as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended May 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 4 to the consolidated financial statements, the accompanying financial statements as of and for the year ended May 31, 2024 have been restated to correct an error in the accounting for share-based compensation related to the issuance of fully vested common stock to a former executive officer. Our opinion is not modified with respect to this matter.

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

Going Concern

Description of the Matter

As described in Note 2 to the financial statements, The Company has generated no revenues for the year ended May 31, 2024. The Company has recurring net losses and is in a negative working capital position. If the Company is unable to raise sufficient funding, it may struggle to reach its future obligations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued. Management plans to identify adequate sources of funding to provide operating capital for continued growth.

Auditing the Company’s assessment and related disclosures regarding its ability to continue as a going concern required significant auditor judgment. This is due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding. Assessing whether the Company’s disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgment and effort.

How We Addressed the Matter in Our Audit

To assess the Company’s evaluation and related disclosures regarding its ability to continue as a going concern, we conducted audit procedures that included reviewing cash accounts subsequent to year-end up to the reporting date, assessing the aging of accounts and notes payable balances as of year-end, and reviewing significant events subsequent to year-end.

We have served as the Company’s auditor since 2024.

Cypress, Texas

November 8, 2024 except for Note 4, as to which the date is November 7, 2025.

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

/s/ GRASSI & CO., CPAs, P.C.

PCAOB ID # 606

We have served as the Company’s auditors since 2025.

Jericho, New York

November 10, 2025

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

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	May 31,	May 31,
	2025	2024 RESTATED
Revenues:	$-	$-

Operating Expenses:
Stock-based compensation	1,897,500	910,960
Inducement expense	3,134,145
General & Administrative expenses	589,325	345,707
Total Operating expenses	5,620,970	1,256,667

Loss from operations	(5,620,970)	(1,256,667)

Other income/(expenses):
Interest expense	(72,166)	-

Total Other income/(expenses)	(72,166)	-

NET LOSS	$(5,693,136)	$(1,256,667)

Net Loss Share Basic and Diluted	$(.0687)	$(0.0140)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	82,902,668	89,889,660

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2023	999,999	100	153,506,250	15,351	1,301,409	(1,306,410)	10,450
Issuance of Common Shares for cash			730,150	73	257,252	0	257,325
Issuance of commons Shares for services			2,705,000	270	910,690	0	910,960
Cancel Founders shares			(75,000,000)	(7,500)	7,500	0	0
Net Loss						(1,256,667)	(1,256,667)
Balance May 31, 2024 RESTATED	999,999	100	81,941,400	8,194	2,476,851	(2,563,077)	(77,932)
Issuance of Common Shares for cash			500		1,000	0	1,000
Issuance of Common Shares for Convertible Notes			2,597,500	260	3,133,885	0	3,134,145
Issuance of Common Shares for services			1,750,000	175	1,897,325	0	1,879,500
Warrants granted					217,650	0	217,650
Net Loss						(5,693,136)	(5,693,136)
Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2025	May 31, 2024 RESTATED
Cash Flows from Operating Activities:
Net loss	$(5,693,136)	$(1,256,667)
Adjustments to reconcile net loss to net cash used in operations
Shares in lieu of compensation	1,897,500	910,960
Shared issued for inducement	3,134,145	-
Founders’ shares cancelled	-	(7,500)
Discount amortization	50,136	-
Changes in operating assets and liabilities:
Accounts payable	8,000	67,000
Accrued Interest payable	22,030	-
Due to related parties	(72,025)	22,367
Net Cash Used in Operating Activities	(653,350)	(263,840)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,000	264,825
Note Payable borrowings	650,000	-
Net Cash Provided by Financing Activities	651,000	264,825

Net Increase (Decrease) in Cash	(2,350)	985

Cash at Beginning of Period	2,743	1,758
Cash at End of Period	$393	$2,743

Supplemental disclosure of cash flow information:
Founders’ shares cancelled	$-	$7,500
Shares issued for services	$1,897,500	$910,960
Shares issued with convertible notes	$3,134,145	$-
Warrants issued with convertible notes	$217,650

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

NOTE 4-RESTATEMENT

During the preparation of its Form 10-K for the year ended May 31, 2025, management of the Company identified misstatements with respect to recognition of Stock in lieu Compensation expenses during the year ended May 31, 2024. Management identified Stock in lieu Compensation expenses and should have been included in that quarter and in the year end.

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

	At May 31, 2024,
	As Previously Reported	As Restated
Stockholders’ Deficit
Preferred Stock	100	100
Common Stock	8,085	8,194
Paid in Capital	1,566,161	2,476,851
Accumulated deficit	(1,652,278)	(2,563,077)
Total stockholders’ deficit	(77,932)	(77,932)
Total liabilities and stockholders’ deficit	91,333	91,333

	Year Ended May 31, 2024
	As Previously Reported	As Restated
Consolidated Statement of Operations Information:
Stock in Lieu of Compensation	160	910,960
General and Administrative	345,708	345,707
Total operating expenses	345,868	1,256,667

Loss from operations	(345,868)	(1,256,667)
NET LOSS	(345,868)	(1,256,667)

Net loss per share – basic and diluted	$(0.0039)	$(0.0140)
Weight Average Number of Common Shares Outstanding during the year Basic and Diluted	89,699,797	89,889,600

	Year Ended May 31, 2024
	As Previously Reported	As Restated
Consolidated Statement of Cash Flows
Net Loss	(345,868)	(1,256,667)
Shares in Lieu of compensation	160	910,960
Net Cash Used in Operating Activities	(263,840)	(263,840)

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

