Form 10-Q
period 2025-08-31
Blue Chip Capital Group Inc.
filed 2025-11-24
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 333-273760

BLUE CHIP CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-3870355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, 23rd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 324-3748

269 South Beverly Drive, Suite 373, Beverly Hills, CA 90212

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,919,400 common shares issued and outstanding as of November 23, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025

(UNAUDITED)

3

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025 Unaudited	May 31, 2025

ASSETS
Current Assets
Cash	$34	$393
Total Current Assets	34	393
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$88,624	$88,983

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts Payable-Related Party	106,482	105,000
Accrued interest payable	45,385	22,030
Due to related parties	3,522	240
Notes Payable	70,000	35,000
Convertible notes payable, net of discount of $303,246 and 167,514 respectively	646,754	447,486
Total Liabilities	872,143	609,756

Stockholders’ (Deficit)
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on August 31, 2025, and on May 31, 2025, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 88,759,400 issued and outstanding, on August 31, 2025, and 86,289,400 issued and outstanding on May 31, 2025	8,876	8,629
Additional paid-in capital	11,427,853	7,726,711
Accumulated deficit	(12,220,348)	(8,256,213)
Total Stockholders’ (Deficit)	(783,519)	(520,773)

Total Liabilities and Stockholders’ (Deficit)	$88,624	$88,983

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2025	2024
Revenues:	$-	$-

Operating Expenses:
Inducement expense	3,426,000
General & Administrative expenses	375,124	43,419
Total Operating expenses	3,801,124	43,419

Loss from operations	(3,801,124)	(43,419)

Other income/(expenses):
Interest expense	(163,011)

Total other income/(expenses):	(163,011)

NET LOSS	$(3,964,135)	$(43,419)

Net Loss Share Basic and Diluted	$(0.0454)	$(0.0000)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	87,352,770	80,841,900

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended August 31, 2025

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)
Issuance of Common Shares for Convertible Notes			2,470,000	247	3,425,753		3,426,000
Warrants granted					275,389		275,389

Net Loss						(3,964,135)	(3,964,135)
Balance August 31, 2025	999,999	100	88,759,400	8,876	11,427,853	(12,220,348)	(783,519)

For the three months ended August 31, 2024

Balance May 31, 2024 RESTATED	999,999	100	81,941,400	8,194	2,476,851	(2,563,077)	(77,932)
Issuance of Common Shares for cash			500		1,000	0	1,000
Net Loss						(43,419)	(43,419)
Balance August 31, 2024	999,999	100	81,941,900	8,194	2,477,851	(2,606,496)	(120,351)

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2025	August 31, 2024
Cash Flows from Operating Activities:
Net loss	$(3,964,135)	$(43,419)
Adjustments to reconcile net loss to net cash used in operations
Inducement expense	3,426,000
Discount amortization	139,656
Changes in operating assets and liabilities:
Accounts payable	1,483	31,439
Accrued interest payable	23,355
Due to related parties	3,282	8,375
Net Cash Used In Operating Activities	(370,359)	(3,605)

Cash Flows from Financing Activities:
Borrowings on debt	370,000
Proceeds from sale of common stock	-	1,000
Net Cash Provided by Financing Activities	370,000	1,000

Net (Decrease) in Cash	(359)	(2,605)

Cash at Beginning of Period	393	2,743

Cash at End of Period	$34	$138

Supplemental disclosure of cash flow information:
Shares issued as inducement	$3,426,000	$
Warrants granted	$275,389	$-

The accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 29, 2023, the Company organized another majority owned subsidiary, Raisewise Brasil LTDA. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 95% of this subsidiary and the remaining 5% is owned by an unaffiliated Brazilian entity, MJA Consultoria e Participacoes LTDA, administered by a Brazilian attorney. To date, the Company has not finalized into a License Agreement or a Platform Management and Maintenance Services Agreement with Raisewise Brazil.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the three months ended August 31, 2025. The Company had a net loss of $3,964,135 for the three months ended August 31, 2025 and an accumulated deficit of $12,220,348 on August 31, 2025, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of May 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on November 10, 2025.

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

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of August 31, 2025, the software is within the application development phase and all costs are currently capitalized.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. There has been no revenue recorded as of August 31, 2025 and August 31, 2024.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for twelve months ended May 31, 2025 and the tax years ended May 31, 2024, 2023, 2022 2021 and 2020 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $12,220,348 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $4,277,122 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position on August 31, 2025, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31,2025.The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

Long-lived Assets

Long-lived assets such as property, equipment and intellectual property are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company’s internally developed intellectual property totaling $88,590, represents the software application designed to support the Company’s crowdfunding business. The application was completed and deemed operational; however, it has not yet been placed into full production or generated revenue The software remains operational and continues to serve as a strategic component of the Company’s business plan. We did not recognize any impairment losses for any periods ended August 31, 2025, and August 31, 2025.,

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On August 31, 2025, and August 31, 2024, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On August 31, 2025, and May 31, 2025, the amounts due for related party transactions were $3,522 and $240 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. During the period ended August 31, 2025, the Company incurred professional fees of $75,500 and $79,500, paid to an officer and to the majority shareholder, respectively, for consulting services.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transactions, August 31, 2025, the Company issued shares for services at an established market price of $2,00 discounted. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. On August 31, 2025 the Company issued 250,000 Common restricted shares in connection with services provided under an executive agreement with John Driscoll. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the shares were classified as equity instruments.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4– STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of Series A Voting Preferred Shares ( “Series A Preferred Stock”) were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of August 31, 2025, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) are outstanding.

The holders of the Series A Preferred Stock will have full voting rights and powers on all matters subject to a vote by the holders of the Company’s common stock and Series A Preferred Stock shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote with the common stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power.

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

Common Stock

On July 9, 2025, the Company issued a convertible note in the principal amount of $200,000 together with 1,400,000 restricted shares of common stock and 1,200,000 common stock purchase warrants. On July 21, 2025, the Company issued a convertible note in the principal amount of $25,000 together with 50,000 restricted shares of common stock. On July 28, 2025, the Company issued a convertible note in the principal amount of $10,000 together with 20,000 restricted shares of common stock; and on August 6, 2025, the Company issued a convertible note in the principal amount of $100,000 together with 1,000,000 restricted shares of common stock and 800,000 common stock purchase warrants.

Each of the above convertible notes bear interest at 10% per annum and are due nine months from the date of issuance. The warrants issued as part of the convertible notes are exercisable for a period of five years at $1.25 per share.

During the three months ending August 31, 2025, the Company issued 2,470,000 shares of common stock as an inducement to investors of convertible notes. The fair value of the restricted shares at issuance was $3,426,000 determined using a discount for lack of marketability. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

Stock price at issuance: $1.00

Exercise Price: $1.00

Expected term: .488-.564 years

Volatility: 103%-125%

Risk-free interest rate: 3.99%- 4.09%

Warrants

For accounting purposes, the Company accounts for the Private Placement Warrants (i) in accordance with the guidance contained in ASC 815-40 and (ii) classified as an equity instrument. The fair values of the Private Placement Warrants were accounted for as stock purchases. Since the entries recognize the fair value of the Private Placement Warrants offset within additional paid-in capital,

On July 9, 2025 the Company issued 1,200,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to July 9, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility:112%

Risk-free interest rate: 3.99%

Dividend yield: none

Based on these inputs, the fair value of the warrants was estimated to be $1.71 per warrant, resulting in a total fair value of $182,238. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On August 6, 2025, the Company issued 800,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to August 6, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility: 117%

Risk-free interest rate: 3.77%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.70 per warrant, resulting in a total fair value of $93,151. This amount was recorded as additional paid-in capital in the equity section of the balance sheet. The total discount recorded for these warrants granted related to these notes was $275,389. The Company recognized amortization of debt discounts in interest expense totaling $139,656 and $0 for the three months ended August 31, 2025 and August 31, 2024, respectively.

			Weighted Average
		Weighted	Remaining
	Warrant Shares	Average	Contractual Term
	Outstanding	Exercise Price	(in years)

Outstanding at May 31, 2025	1,467,600	$1.20	3.00

Warrants granted	2,000,000	$1.20	4.80
Warrants exercised
Warrants expired	(617,600)

Outstanding at August 31, 2025	2,850,000	1.2	4.50
Exercisable at August 31, 2025	2,850,000

As of August 31, 2025, there were 2,850,000 warrants outstanding with a weighted average exercise price of $1.20 a weighted average remaining expiration period of approximately 3.00 years and intrinsic value of zero. There were 2,000,000 additional warrants issued and 617,600 warrants expired during the three months ended August 31, 2025.

NOTE 5– CONVERTIBLE NOTES PAYABLE

During the period from June 1, 2025 through August 31, 2025, the Company issued and sold to 4 investors convertible notes bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 7/09/2025 in the principal amount of $200,000;

2. 8/06/2025 in the principal amount of $100,000;

3: 7/22/2025 in the principal amount of $25,000;

4: 7/29/2025 in the principal amount $10,000;

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock resulting in the issuance of 2,470,000 shares of common stock. The discount arose from the warrants being issued in conjunction with the debt, with the value being amortized over the term of the debt. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share. None of the notes were converted at the period ended August 31, 2025 or the year ended May 31, 2025.

The Total of Convertible Notes was $950,000 and $650,000 at August 31, 2025 and May 31, 2025, respectively.

The Convertible Notes are convertible into shares of the Issuer’s Common Stock from and after a date nine (9) months from the Issue Date, at a conversion price of $0.50 per share.

These convertible notes are due 9 months from the issuance date and bear interest at 10% per annum. The Company recorded interest expense of $23,355 and $0 for the three months ending August 31, 2025 and August 31, 2024, respectively.

NOTE 6 NOTES PAYABLE

On May 19, 2025 the Company arranged for a non-convertible unsecured note in the amount of $35,000. Repayment in the amount of $40,000 is due on December 19, 2025. The note awards 50,000 warrants exercisable at $.75 for common restricted shares after December 19, 2025. On June 6, 2025, the Company issued a second promissory note to an accredited investor in the principal amount of $35,000, which note is not convertible and provides for a flat interest of $5,000 due on the date of January 16, 2026. As additional consideration, the Company agreed to issue this investor on the maturity date a common stock purchase warrant exercisable to purchase a total of 50,000 shares of common stock at an exercise price of $0.75 per share from and after the January 16, 2026 maturity date for a period of seven months

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through November 19, 2025 which is the date the financial statements were available to be issued.

During the period from September 1, 2025 through November 19, 2025, the Company issued and sold to 4 investors convertible notes bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 9/4/2025 in the principal amount of $100,000.

2: 9/12/2025 in the principal amount of $50,000.

3:9/25/2025 in the principal amount of $50,000: and

4:10/05/2025 in the principal amount of $10,000

During the period from September 1, 2025, through November 19, 2025 the Company issued 4,000,000 shares of common stock for services rendered. The shares were issued to officers and consultants as compensation for services. The fair value of the restricted shares at issuance was $5,680,000 determined using $2.00 per share discounted 30% for lack of marketability.

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

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2025, nor through the three-month period ended August 31, 2025, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending registration statement, declared effective by the SEC on December 1, 2023, which must be updated with a post-effective amendment that must be filed with and declared effective by the SEC; and (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred a net loss for the three months ending August 31, 2025, and August 31, 2024, of ($3,964,135) and ($43,419), respectively. Cumulative losses from inception through August 31, 2025, are $(12,220,348). The Company has negative working capital for the three months ended August 31, 2025, of $(872,109).

During the three months ended August 31, 2025, the Company raised $335,000 from private offering of convertible notes to third-party accredited investor and $35,000 of a non-convertible note to a third-party accredited investor, as compared to $0 during the same period of the prior year, which sales were made in reliance upon Rule 506(b) of Regulation D promulgated by the Commission under the Act.

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

The Company believes that it possesses the ability to meet requirements in the short term (the next 12 months from the most recent quarterly period ended August 31, 2025) as well as in the long-term (beyond the next 12 months). However, there can be no such assurance as to this belief.

Results of Operations for the Three Months Ended August 31, 2025, compared to the Three Months Ended August 31, 2024.

Operating Expenses

Operating expenses incurred for the three months ended August 31, 2025, were $3,964,135 compared to operating expenses of $43,419 for the three months ended August 31, 2024, an increase of $3,920,716, which is principally due to the increased legal and accounting fees related to this Registration Statement and stock-based inducement expense.

Liquidity and Capital Resources

On August 31, 2025, the Company had a working capital deficit of ($872,109) compared to a working capital deficit of $(208,941) at August 31, 2024.

The Company used $370,359 in operating activities for the three months ended August 31, 2025, compared to $3,605 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the three months ended August 31, 2025, as discussed under Operating Expenses above.

The Company received $370,000 provided by financing activities during the three months ended August 31, 2025, compared to $1,000 provided by financing activities during the three months ended August 31, 2024. The increase is due to the sale of shares of equity and issuance of convertible debt during the three months ended August 31, 2025.

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures Rules adopted by the SEC pursuant to Section 404a of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting and an annual management report on the effectiveness of controls over financial reporting.

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

As of the Company’s fiscal year ended May 31, 2025, and the three-month period ended August 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures over financial reporting and disclosures were not effective, due to material weaknesses in our internal control over financial reporting The identified material weaknesses relate to a lack of financial reporting close controls in place to ensure that all material transactions and developments impacting the financial statements are appropriately reflected in accordance with U.S. GAAP, including non-routine and complex accounting issues; a lack of segregation of duties in the financial reporting process; and insufficient personnel with the required skill and experience to complete the financial reporting close process. Our management and board of directors are reviewing the material weaknesses described above and developing a plan to remediate and enhance our overall control environment. In order to maintain and improve the effectiveness of its internal control over financial reporting, our efforts to remediate our material weaknesses will include:

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

Changes in Internal Controls There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2025, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to our Financial Condition

We are dependent upon the success of our IPO Offering;

The Company’s is dependent upon the success of its initial public offering (IPO) under a registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023. In order to raise these proceeds under our registered IPO registration statement, we will have to file a post-effective amendment to this registration statement or, in the alternative, file a new registration statement that must be reviewed by the SEC prior to its being declared effective. The IPO is a best effort Offering of Units seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units pursuant to our registered IPO, not including an additional $25,000,000 if all of the Warrants were exercised at the warrant exercise price of $2.50, of which there was no assurance. The net proceeds from the IPO offering will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and in Brazil and elsewhere in Europe; (ii) pay the expenses of the offering including any placement agent fees; (iii) for working capital and general corporate purposes; (iv) fund the $7 million acquisition of US Petrochemical pursuant to a letter of intent dated August 24, 2024, as reported in the Company’s Form 8-K/A filed with the SEC on September 11, 2024, subject to the mutual agreement between the Company and US Petrochemical to waive the January 31, 2025 termination date; and (v) fund growth initiatives, including other potential future acquisitions.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need at least $1,200,000 per year simply to cover the administrative, legal and accounting fees, based upon our general and administrative expenses of approximately $375,000 for the quarter ended August 31, 2025. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from the offering, if successful, subject to our filing of a post-effective amendment, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2025, and 2024, and our interim financial statements for the period ended August 31, 2025, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders as well as the sale of debt and equity securities. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations, nor can there be any assurance that we will be able to continue to raise funds from the sale of debt or equity securities to private investors.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from the sale of debt and equity to private accredited investors and from loans from our management and founders. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $2,000,000 during the next twelve months to fulfill our business plan, not including the $7,000,000 in funds necessary close the acquisition of US Petrochemical, if and when we renegotiate the definitive agreement, of which there can be no assurance.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO, subject to a post-effective amendment being filed with and declared effective by the SEC, of which there can be no assurance, in order to fulfill our business plan. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended August 31, 2025, have an accumulated deficit of ($12,220,348).

We have only very limited operations, have not generated any revenues and need additional capital to fund our activities.

We currently have not commenced any significant active operations in any of our subsidiaries and expect to continue to incur losses for the foreseeable future. Unless we can be successful in starting Crowdfunding operations and raise the capital necessary to complete the acquisition of US Petrochemical, assuming we successfully negotiate an extension of our letter of intent with US Petrochemical, of which there can be no assurance notwithstanding any positive communications to that end that we have had with representatives of US Petrochemical, we will not generate any revenues in the near term and we will continue to incur expenses related to our reporting obligations under the Securities Exchange Act of 1934. We will need to raise additional funds and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

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

The Company did not complete the acquisition by January 31, 2025, and the Company received a letter from US Petrochemical of this failure. However, the Company did not receive the financial statements and other information to conduct and conclude the agreed due diligence. The Company has had communications with representatives of US Petrochemical with respect to the Company’s continued interest to close the acquisition, upon conclusion of due diligence and subject to the Company’s ability to fund the acquisition either from the proceeds of the IPO offering or other funding, the terms of which are to be determined, of which there can be no assurance.

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

A “controlled company” refers to a company controlled by another entity or another person by owning more than 50% of the total voting shares. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our Chief Operating Officer and a founder, and who is married to Shani Moran, a Director, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 84,039,400 presently outstanding shares of Common Stock, representing approximately 63% of the outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each owns 333,333 shares of Series A Preferred Stock, representing 66 and 2/3% of the 999,999 outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Series A Voting Preferred Stock then outstanding. As a result. Mr. Moran is deemed to be a “Control Person” of the Company, as defined under Section 2(a)2 of the Act.

Item 2 - Unregistered Sales of Equity Securities and Use f Proceeds

During the period from June 1, 2025 through August 31, 2025, the Company issued and sold to a four accredited investor convertible notes as follows:

1: 7/09/2025 in the principal amount of $200,000;

2: 8/06/2025 in the principal amount of $100,000;

3: 7/22/2025 in the principal amount of $25,000: and

4: 7/29/2025 in the principal amount of $10,000:

In connection with the issuance of these four convertible notes, the Company agreed to issue to these investors restricted inducement shares equal to 2 shares of common stock per each dollar of the principal amount of these convertible notes.

See the complete disclosure contained in Note 7-Subsequent Events to the Notes to Consolidated Unaudited Financial Statements, above.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

None.

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

BLUE CHIP CAPITAL GROUP, INC.

(Registrant)

By:	/s/: James Charles DiPrima
Name:	James Charles DiPrima
Title:	CEO, Principal Executive Officer and Principal Financial Officer
Dated:	November 24, 2025

