Form 10-Q
period 2025-11-30
Blue Chip Capital Group Inc.
filed 2026-01-09
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 96,486,900 common shares issued and outstanding as of January 8, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2025

(UNAUDITED)

3

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2025 Unaudited	May 31, 2025

ASSETS
Current Assets
Cash	$277	$393
Total Current Assets	277	393
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$88,867	$88,983

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Accounts Payable-Related Party	102,789	105,000
Accrued interest payable	82,088	22,030
Due to related parties	3,521	240
Notes Payable	320,000	35,000
Convertible notes payable, net of discount of $299,851 and $167,514 respectively	885,149	447,486
Total Liabilities	1,393,547	609,756

Stockholders’ (Deficit)
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on November 30, 2025, and on May 31, 2025, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 95,375,400 issued and outstanding, on November 30, 2025, and 86,289,400 issued and outstanding on May 31, 2025	9,538	8,629
Additional paid-in capital	21,072,230	7,726,711
Accumulated deficit	(22,386,548)	(8,256,213)
Total Stockholders’ (Deficit)	(1,304,680)	(520,773)

Total Liabilities and Stockholders’ (Deficit)	$88,867	$88,983

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2025	2024	2025	2024
Revenues:	$-	$-	$-	$-

Operating Expenses:
Inducement expense	3,832,400		7,258,400
Stock-based compensation	5,600,000		5,600,000
General & Administrative expenses	481,063	84,042	856,186	127,461
Total Operating expenses	9,913,463	84,042	13,714,586	127,461

Loss from operations	(9,913,463)	(84,042)	(13,714,586)	(127,461)

Other income/(expenses):
Interest expense	(252,737)		(415,748)

Total other income/(expenses):	(252,737)		(415,748)

NET LOSS	$(10,166,200)	$(84,042)	$(14,130,334)	$(127,461)

Net Loss Share Basic and Diluted	$(0.1073)	$(0.0010)	$(0.1552)	$(0.0016)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	94,725,993	81,941,900	91,039,345	81,941,900

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three and six months ended November 30, 2025

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)
Issuance of Common Shares for Convertible Notes			2,470,000	247	3,425,753		3,426,000
Warrants granted					275,389		275,389

Net Loss						(3,964,135)	(3,964,135)
Balance August 31, 2025	999,999	100	88,759,400	8,876	11,427,853	(12,220,348)	(783,519)
Issuance of Common Shares for Convertible Notes			2,620,000	262	3,832,138		3,832,400
Issuance of Common Shares for Services			4,000,000	400	5,599,600		5,600,000
Warrants granted					212,639		212,639
Net Loss						(10,166,200)	(10,166,200)
Balance November 30, 2025	999,999	100	95,379,400	9,538	21,072,230	(22,386,548)	(1,304,680)

For the three and six months ended November 30, 2024

Balance May 31, 2024 RESTATED	999,999	100	81,941,400	8,194	2,476,851	(2,563,077)	(77,932)

Issuance of Common Shares for cash			500		1,000		1,000
Net Loss						(43,419)	(43,419)
Balance August 31, 2024	999,999	100	81,941,900	8,194	2,477,851	(2,606,496)	(120,351)
Net Loss						(84,042)	(84,042)
Balance November 30, 2024	999,999	100	81,941,900	8,194	2,477,851	(2,690,538)	(204,393)

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	November 30, 2025	November 30, 2024
Cash Flows from Operating Activities:
Net loss	$(14,130,334)	$(127,461)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	355,691
Inducement expense	7,258,400
Stock-based compensation	5,600,000
Changes in operating assets and liabilities:
Accounts payable	(2,212)	60,000
Accrued interest payable	60,058
Due to related parties	3,281	38,737
Net Cash Used In Operating Activities	(855,116)	(28,724)

Cash Flows from Financing Activities:
Borrowings on debt	855,000	35,000
Proceeds from sale of common stock	-	1,000
Net Cash Provided by Financing Activities	855,000	36,000

Net (Decrease) in Cash	(116)	7,276

Cash at Beginning of Period	393	2,743

Cash at End of Period	$277	$10,019

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Shares issued as inducement	$7,258,400	$
Shares issued for services	5,600,000
Warrants granted	$488,028	$-

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

The Company’s Raisewise platform will be operating through several wholly or majority owned subsidiaries in the United States, Morocco, Sweden and Brazil which will conduct business, when and if operational, in U.S. and various international jurisdictions, as follows: Raisewise USA, Inc., a New York corporation (100% owned); Raisewise Morocco SARL (100% owned); Raisewise Sweden AB (80% owned); and Raisewise Brasil LTDA (95% owned). The subsidiaries will operate in the Crowdfunding industry under the Raisewise name in their respective jurisdictions, with each of these subsidiaries owning its own platform.

On January 8, 2021, the Company established Raisewise Morocco L.L.C under the laws of Morocco. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary had any transactions since inception. This subsidiary’s purpose is to create a Crowdfunding platform in Morocco that provides individual investors with access to investment opportunities. The Company owns 100% of this subsidiary.

On May 21, 2021, the Company established Raisewise Sweden AB, a Swedish limited liability company, having a Crowdfunding platform. Raisewise Sweden AB was initially formed as a 100% owned subsidiary that has been granted a registration to provide Crowdfunding services with the national regulator in Sweden. On December 22, 2020, Medcap LTD agreed to purchase a twenty (20%) percent ownership in the wholly owned subsidiary for $50,000.

On May 29, 2023, the Company established Raisewise Brazil LTDA under the laws of Brazil. On October 29, 2025, the Company reimbursed Joseph Richard Moran, our COO, a founder and control shareholder, $100,000 for funds advanced to cover transactions used in the development of the Brazil Crowdfunding platform, which has been recorded on the consolidated balance sheet. The Company owns 95% of this subsidiary and the remaining 5% is owned by an unaffiliated Brazilian entity, MJA Consultoria e Participacoes LTDA, administered by a Brazilian attorney. To date, the Company has not finalized into a License Agreement or a Platform Management and Maintenance Services Agreement with Raisewise Brazil.

The first established, Raisewise USA, has made application with FINRA which application is being updated to meet FINRA’s dedicated page platform requirements. In addition, Raisewise USA plans to resubmit application to be registered as a Crowdfunding entity by the United States Securities and Exchange Commission (“SEC”). Raisewise Sweden has received requisite license from the securities/regulatory authority in Sweden and Raisewise Morocco is awaiting final legislative approval for the establishment of a Crowdfunding business. Raisewise Brazil is in the process for applying for licenses in Brazil. Raisewise Brazil will own its own platform and have license and management agreements

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the six months ended November 30, 2025. The Company had a net loss of $14,130,334, for the six months ended November 30, 2025 and an accumulated deficit of $22,386,548 on November 30, 2025, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. There has been no revenue recorded as of November 30, 2025 and November 30, 2024.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for twelve months ended May 31, 2025 and the tax years ended May 31, 2024, 2023, 2022 2021 and 2020 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $12,220,348 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $4,277,122 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position on November 30, 2025, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2025.The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

Long-lived Assets

Long-lived assets such as property, equipment and intellectual property are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company’s internally developed intellectual property totaling $88,590, represents the software application designed to support the Company’s crowdfunding business. The application was completed and deemed operational; however, it has not yet been placed into full production or generated revenue The software remains operational and continues to serve as a strategic component of the Company’s business plan. We did not recognize any impairment losses for any periods ended November 30, 2025, and November 30, 2024.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On November 30, 2025, and November 30, 2024, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On November 30, 2025, and May 31, 2025, the amounts due for related party transactions were $3,521 and $240 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. During the period ended November 30, 2025, the Company incurred professional fees for consulting services of $20,183 and $79,500, paid to an officer and to the majority shareholder, respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transactions, November 30, 2025, the Company issued shares for services at an established market price of $2,00 discounted. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. On September 1, 2025 the Company issued 4,000,000 Common restricted shares in connection with services provided under executive agreements with John Driscoll, Lawrence Lonergan and James C DiPrima.

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

NOTE 4– STOCKHOLDERS’ EQUITY

General

The Company’s Articles of Incorporation provide for total authorized capital stock of 410,000,000 shares of which: (i) 400,000,000 shares are common stock, par value $0.0001 per share; and (ii) 10,000,000 shares are preferred stock, par value $0.0001 per share (“Preferred Stock”).

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Series A Voting Preferred Stock, at a par value of $.0001 (“Series A Preferred Stock”), of which 999,999 shares of Series A Voting Preferred Shares (“Series A Preferred Stock”) were issued to our founders and are outstanding as of November 30, 2025. The holders of the Series A Preferred Stock have full voting rights and powers on all matters subject to a vote by the holders of the Company’s common stock and Series A Preferred Stock shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote with the common stock (collectively, the “Voting Capital Stock”), with the holders of Series A Preferred Stock being entitled to sixty eight percent (68%) of the total votes on all such matters regardless of the actual number of shares of Series A Preferred Stock then outstanding, and the holders of Voting Capital Stock and any other shares entitled to vote being entitled to their proportional share of the remaining 32% of the total votes based on their respective voting power.

Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 additional shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of Series A Voting Preferred Shares (“Series A Preferred Stock”) were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board.

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

Common Stock

On September 1, 2025, the Company issued 4,000,000 Common restricted shares in connection with services provided under executive service agreements consultants and its CEO/CFO, James C DiPrima.

During the three months ended November 30, 2025, the Company issued 4,000,000 shares of common stock for services rendered. The fair value of the for restricted shares at issuance was $5,600,000 determined using a discount for lack of marketability. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .449 years

● Exercise price: $1.00

● Volatility: 109%

● Risk-free interest rate: 3.90%

● Dividend yield: none

On July 9, 2025, the Company issued a convertible note in the principal amount of $200,000 together with 1,400,000 restricted shares of common stock and 1,200,000 common stock purchase warrants. On 7/21/24, the Company issued a convertible note in the principal amount of $25,000 together with 50,000 restricted shares of common stock. On 7/28/25 the Company issued a convertible note in the principal amount of $10,000 together with 20,000 restricted shares of common stock; and on 8/6/2025, the Company issued a convertible note in the principal amount of $100,000 together with 1,000,000 restricted shares of common stock and 800,000 common stock purchase warrants.

On September 5, 2025, the Company issued a convertible note in the principal amount of $100,000 together with 1,100,000 restricted shares of common stock and 1,000,000 common stock purchase warrants. On September 15, 2025, the Company issued a convertible note in the principal amount of $50,000 together with 400,000 restricted shares of common stock and 200,000 common stock purchase warrants. On October 6, 2025, the Company issued a convertible note in the principal amount of $10,000 together with 20,000 restricted shares of common stock and 20,000 common stock purchase warrants. On October 10, 2025, the Company issued a convertible note in the principal amount of $50,000 together with 400,000 restricted shares of common stock and 200,000 common stock purchase warrants. On November 14, 2025, the Company issued a convertible note in the principal amount of $25,000 together with 200,000 restricted shares of common stock and 100,000 common stock purchase warrants.

Each of the above convertible notes bear interest at 10% per annum and are due nine months from the date of issuance. The warrants issued as part of the convertible notes are exercisable for a period of five years at $1.25 per share.

During the six months ending November 30, 2025, the Company issued 5,090,000 shares of common stock as an inducement to investors of convertible notes. The fair value of the restricted shares at issuance was $7,258,400 determined using a discount for lack of marketability. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

Stock price at issuance: $1.00

Exercise Price: $1.00

Expected term: .219-.564 years

Volatility: 64%-125%

Risk-free interest rate: 3.14%- 4.09%

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

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility:112%

Risk-free interest rate: 3.99%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.71 per warrant, resulting in a total fair value of 182,238. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

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

On September 4, 2025 the Company issued 1,000,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to September 5, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility:112%

Risk-free interest rate: 3.76%

Dividend yield: none

Based on these inputs, the fair value of the warrants was estimated to be $1.70 per warrant, resulting in a total fair value of $94.444. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On September 12, 2025, the Company issued 200,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to September 12, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility: 112%

Risk-free interest rate: 3.66%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.70 per warrant, resulting in a total fair value of $43,590. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On September 25, 2025, the Company issued 200,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to September 25, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility: 112%

Risk-free interest rate: 3.68%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.70 per warrant, resulting in a total fair value of $43,590. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On October 5, 2025, the Company issued 20,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to October 5, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility: 112%

Risk-free interest rate: 3.66%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.70 per warrant, resulting in a total fair value of $7,727. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On November 12, 2025, the Company issued 100,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to November 12, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $1.25 Expected term: 5 years

Volatility: 112%

Risk-free interest rate: 3.65%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be$1.70 per warrant, resulting in a total fair value of $23,288. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

The total discount recorded for these warrants granted related to these notes was $488,028. The Company recognized amortization of debt discounts in interest expense totaling $355,690 and $0 for the six months ended November 30, 2025 and November 30, 2024, and $216,033 and $0 for the three months ended November 30, 2025 and November 30, 2024, respectively.

			Weighted Average
		Weighted	Remaining
	Warrant Shares	Average	Contractual Term
	Outstanding	Exercise Price	(in years)

Outstanding at May 31, 2025	1,467,600	$1.20	3.00

Warrants granted	3,520,000	$1.25	4.70
Warrants exercised
Warrants expired	(617,600)

Outstanding at November 30, 2025	4,370,000	1.30	4.60
Exercisable at November 30, 2025	4,370,000

As of November 30, 2025, there were 4,370,000 warrants outstanding with a weighted average exercise price of $ 1.30 a weighted average remaining expiration period of approximately 4.5 years and intrinsic value of zero. There were 3,520,000 additional warrants issued and 617,600 warrants expired during six months November 30, 2025.

NOTE 5 - CONVERTIBLE NOTES

During the period from June 1, 2025 through November 30, 2025, the Company issued and sold to ten credited investor convertible notes as follows:

1: 7/09/2025 in the principal amount of $200,000;

2: 8/06/2025 in the principal amount of $100,000;

3: 7/22/2025 in the principal amount of $25,000:

4: 7/29/2025 in the principal amount of $10,000:

5: 9/5/2025 in the principal amount of $100,000:

6: 9/15/2025 in the principal amount of $50,000:

7: 10/6/2025 in the principal amount of $10,000:

8:10/10/2025 in the principal amount of $50,000:

9: 10/29/2025 in the principal amount of $250,000: and

1011/14/2025 in the principal amount of $25,000.

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock resulting in the issuance of 2,620,000 shares of common stock. The discount arose from the warrants being issued in conjunction with the debt, with the value being amortized over the term of the debt. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share. None of the notes were converted at the period ended November 30, 2025 or the year ended May 31, 2025.

The Total of Convertible Notes was $1,185,000 and $650,000 at November 30, 2025 and May 31, 2025, respectively.

The Convertible Notes are convertible into shares of the Issuer’s Common Stock from and after a date nine (9) months from the Issue Date, at a conversion price of $0.50 per share.

These convertible notes are due 9 months from the issuance date and bear interest at 10% per annum. The Company recorded interest expense of $36,704 and $0 for the three months ending November 30, 2025 and November 30, 2024, respectively.

NOTE 6 – NOTES PAYABLE

On June 6,2025, the Company issued a promissory note to an accredited investor in the principal amount of $35,000, which note is not convertible and provides for a flat interest of $5,000 due on the date of January 16, 2026. As additional consideration, the Company agreed to issue this investor on the maturity date a common stock purchase warrant exercisable to purchase a total of 50,000 shares of common stock at an exercise price of $0.75 per share from and after the January 16, 2026 maturity date for a period of seven months

On October 29, 2025 the Company arranged for a non-convertible note in the amount of $250,000. Repayment in the amount of $40,000 per month, commencing on the first business day after the sixth month following the issue date. Payments of $40,000 will continue until payment in full November 30, 2026. As an inducement the Company issued 500,000 restricted common shares. On May 19, 2025 the Company arranged for a non-convertible unsecured note in the amount of $35,000. Repayment in the amount of $40,000 is due on December 19, 2025. The note awards 50,000 warrants exercisable at $.75 for common restricted shares after December 19, 2025. On June 6, 2025, the Company issued a second promissory note to an accredited investor in the principal amount of $35,000, which note is not convertible and provides for a flat interest of $5,000 due on the date of January 16, 2026. As additional consideration, the Company agreed to issue this investor on the maturity date a common stock purchase warrant exercisable to purchase a total of 50,000 shares of common stock at an exercise price of $0.75 per share from and after the January 16, 2026 maturity date for a period of seven months

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through December 22, 2025 which is the date the financial statements were available to be issued.

During the period from November 30, 2025 through December 22, 2025, the Company issued and sold to an investor a convertible note bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 12/09/2025 in the principal amount of $100,000.

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

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2025, nor through the six-month period ended November 30, 2025, and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending registration statement, declared effective by the SEC on December 1, 2023, which must be updated with a post-effective amendment that must be filed with and declared effective by the SEC; and (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred a net loss for the three months ending November 30 2025, and November 30, 2024, of ($10,166,200) and ($84,042), respectively. Cumulative losses from inception through November 30, are $(22,386,548). The Company has negative working capital as of November 30, 2025 of $(1,393,269).

During the three months ended November 30, 2025, the Company raised $235,000 from private offering of convertible notes to third-party accredited investor and $250,000 of a non-convertible note to a third-party accredited investor, as compared to $0 during the same period of the prior year, which sales were made in reliance upon Rule 506(b) of Regulation D promulgated by the Commission under the Act.

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

The Company believes that it possesses the ability to meet requirements in the short term (the next 12 months from the most recent quarterly period November 30, 2025) as well as in the long-term (beyond the next 12 months). However, there can be no such assurance as to this belief.

Results of Operations for the Three Months Ended November 30, 2025, compared to the Three Months Ended November 30, 2024.

Operating Expenses

Operating expenses incurred for the three months ended November 30, 2025, were $9,913,463 compared to operating expenses of $84,042 for the three months ended November 30, 2024, an increase of $9,829,421, which is principally due to the increased legal and accounting fees related to this Registration Statement , stock-based inducement expense and Stock based compensation.

Liquidity and Capital Resources

On November 30, 2025, the Company had a working capital deficit of ($1,393,269) compared to a working capital deficit of $(292,983) at November 30, 2024.

The Company used $855,116 in operating activities for the six months ended November 30, 2025, compared to $28,724 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the six months ended November 30, 2025, as discussed under Operating Expenses above.

The Company received $855,000 provided by financing activities during the six months ended November 30, 2025, compared to $36,000 provided by financing activities during the six months ended November 30, 2024. The increase is due to the sale of shares of equity and issuance of convertible debt during the six months ended November 30, 2025.

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

As of the Company’s fiscal year ended May 31, 2025, and the three month period ended November 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures over financial reporting and disclosures were not effective, due to material weaknesses in our internal control over financial reporting The identified material weaknesses relate to a lack of financial reporting close controls in place to ensure that all material transactions and developments impacting the financial statements are appropriately reflected in accordance with U.S. GAAP, including non-routine and complex accounting issues; a lack of segregation of duties in the financial reporting process; and insufficient personnel with the required skill and experience to complete the financial reporting close process. Our management and board of directors are reviewing the material weaknesses described above and developing a plan to remediate and enhance our overall control environment. In order to maintain and improve the effectiveness of its internal control over financial reporting, our efforts to remediate our material weaknesses will include:

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

Changes in Internal Controls There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended November 30, 2025, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to our Financial Condition

We are dependent upon the success of our IPO under the registration statement declared effective by the SEC;

The Company’s is dependent upon the success of its initial public offering (IPO) under a registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023. In order to raise these proceeds under our effective IPO registration statement, we will have to file a post-effective amendment to this registration statement or, in the alternative, file a new registration statement that must be reviewed by the SEC prior to its being declared effective. The IPO is a best effort offering of Units seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units pursuant to our registered IPO, not including an additional $25,000,000 if all of the Warrants were exercised at the warrant exercise price of $2.50, of which there was no assurance. The net proceeds from the IPO, after placement agent fees, if any, and other expenses, will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and in Brazil and elsewhere in Europe; (ii) pay the expenses of the offering including any placement agent fees; (iii) for working capital and general corporate purposes; (iv) fund the $7 million acquisition of US Petrochemical pursuant to a letter of intent dated August 24, 2024, as reported in the Company’s Form 8-K/A filed with the SEC on September 11, 2024, subject to the mutual agreement between the Company and US Petrochemical to waive the January 31, 2025 termination date; and (v) fund growth initiatives, including other potential future acquisitions.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need at least $2,000,000 per year simply to cover the administrative, legal and accounting fees, based upon our general and administrative expenses of approximately $375,000 for the quarter ended November 30, 2025. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from the offering, if successful, subject to our filing of a post-effective amendment being declared effective by the SEC, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2025, and 2024, and our interim financial statements for the period ended November 30, 2025, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders as well as the sale of debt and equity securities. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations, nor can there be any assurance that we will be able to continue to raise funds from the sale of debt or equity securities to private investors.

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

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need approximately $500,000 to $1,500,000 per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from our IPO if successful, of which there can be no assurance, which offering will not commence until the Company’s planned post-effective amendment to its Registration Statement is filed with and declared effective by the SEC.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO, subject to a post-effective amendment being filed with and declared effective by the SEC, of which there can be no assurance, in order to fulfill our business plan. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended November 30, 2025, have an accumulated deficit of $22,286,548.

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

We are a controlled company; our COO a “Control Person” and the Company will be a “Controlled Company.”

A “controlled company” refers to a company controlled by another entity or another person by owning more than 50% of the total voting shares. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our Chief Operating Officer and a founder, and who is married to Shani Moran, a director, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 96,486,900 presently outstanding shares of Common Stock, representing approximately 55.1% of the outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each owns 333,333 shares of Series A Preferred Stock, representing 66 and 2/3% of the 999,999 outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Series A Voting Preferred Stock then outstanding. As a result. Mr. Moran is deemed to be a “Control Person” of the Company, as defined under Section 2(a)2 of the Act.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period from June 1, 2025 through November 30, 2025, the Company issued and sold convertible notes to ten credited investors as follows:

1: 7/09/2025 in the principal amount of $200,000:

2: 8/06/2025 in the principal amount of $100,000:

3: 7/22/2025 in the principal amount of $25,000:

4: 7/29/2025 in the principal amount of $10,000:

5: 9/5/2025 in the principal amount of $100,000:

6: 9/15/2025 in the principal amount of $50,000:

7: 10/6/2025 in the principal amount of $10,000:

8:10/10/2025 in the principal amount of $50,000:

9: 10/29/2025 in the principal amount of $250,000: and

10:11/14/2029 in the principal amount of $25,000.

In connection with the issuance of these ten convertible notes, the Company agreed to issue to these investors restricted inducement shares equal to 2 shares of common stock per each dollar of the principal amount of these convertible notes.

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

BLUE CHIP CAPITAL GROUP, INC.

(Registrant)

By:	/s/: James Charles DiPrima
Name:	James Charles DiPrima
Title:	CEO, Principal Executive Officer and Principal Financial Officer
Dated:	January 8, 2026

