Form 10-K/A
period 2025-05-31
Blue Chip Capital Group Inc.
filed 2026-03-12
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of March 13, 2026, was 98,286,900 shares of common stock.

Explanatory Note: This Form 10-K/A is being filed to include in this Form 10-K/A the certification exhibits related to Section 906 of the Sarbanes-Oxley Act or Rule 13a-14(a) / Rule 15d-14(a).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: (i) Form S-1/A filed with the Commission on November 20, 2023; (ii) Form 8-K filed with the Commission on April 5, 2024; (iii) Form 8-K filed with the Commission on May 29, 2024; and (iv) Form 8-K/A filed with the Commission on September 11, 2024.

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

As previously reported in the Company’s Form 8-K filed on January 30, 2025, the Board had approved the re-engagement of Hudgens as the Company’s independent registered public accounting firm on January 16, 2025, for the fiscal year ending May 31, 2025, following the resignation of Dan Barton, CPA on December 29, 2024. During the interim periods ended August 31, 2024, November 30, 2024, and February 28, 2025, and through July 10, 2025, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Hudgens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, and no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). The Company has provided Hudgens with a copy of this disclosure and requested that it furnish a letter to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the statements herein; such letter was filed as Exhibit 16.1 to the April 5, 2024 Form 8-K. The Company also previously reported in its January 30, 2025 Form 8-K that there were no disagreements or reportable events with Barton CPA, PLLC (“Barton”) and that his audit report on the Company’s consolidated financial statements for the year ended May 31, 2024, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

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

(6)	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees. The Company CFO provided all accounting functions required to complete the necessary documentation required by the principal accountants in order to render their opinion.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents filed as a part of the report:

(i)	Consolidated Balance Sheets as of May 31, 2025, and May 31, 2024;
(ii)	Consolidated Statements of Operations years ended May 31, 2025, and May 31, 2043;
(iii)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended May 31, 2025 and May 31, 2043;
(iv)	Consolidated Statements of Cash flows for the years ended May 31, 2025, and May 31, 2024; and
(v)	Notes to the Consolidated Financial Statements.

(b) Code of Ethics, filed as Exhibit 14 hereto.

Index of Exhibits

Exhibit No.	Description
3.1	Blue Chip Capital Group, Inc. File Stamped Nevada Filing Acknowledgement dated December 18, 2020 *
3.1(a)	Blue Chip Capital Group, Inc. File Stamped Nevada Articles of Incorporation dated December 18, 2020 *
3.2	Blue Chip Capital Group, Inc. Bylaws *
4.1	Form of Common Stock Purchase Warrant *
10.1	Form of Placement Agent Agreement *
10.2	Raisewise USA Platform License Agreement dated as of April 1, 2022 *
10.3	Raisewise USA Management Services Agreement dated as of April 1, 2022 *
10.4	Raisewise Sweden Platform License Agreement dated as of April 1, 2022 *
10.5	Raisewise Sweden Management Services Agreement dated as of April 1, 2022 *
10.6	Raisewise Morocco Platform License Agreement dated as of April 1, 2022 *
10.7	Raisewise Morocco Management and Maintenance Services Agreement dated as of April 1, 2022 *
10.8	Binding Letter of Intent dated August 28, 2024***
14	Code of Ethics**
16.1	Auditor’s Letter Regarding Disclosure under Item 4.02 of Form 8-K****
21.1	List of Subsidiaries **
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Filed with the SEC as part of the Company’s Registration Statement on August 7, 2023, which are incorporated herein.
**	Filed herewith.
***	Filed with the SEC as Exhibit 99.2 to the Company’s Form 8-K on September 11, 2024.
****	Filed as Exhibit 16.1 to the Company’s Form 8-K on April 5, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Chip Capital Group, Inc.

/s/: James C. DiPrima
Name:	James C. DiPrima
Title:	Interim Chief Executive Officer
Date:	March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Titles	Date

/s/: James C. DiPrima	Chief Executive Officer	March 12, 2026
James C DiPrima	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director

/s/: Joseph R. Moran
Joseph R. Moran	Chief Operating Officer	March 12, 2026

/s/: Shani Moran
Shani Moran	Director	March 12, 2026

/s/: Frederic Ohana
Frederic Ohana	Director	March 12, 2026

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

