Form 10-Q
period 2026-02-28
Blue Chip Capital Group Inc.
filed 2026-04-20
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 97,806,900 common shares issued and outstanding as of April 17, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

(UNAUDITED)

3

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2026 Unaudited	May 31, 2025

ASSETS
Current Assets
Cash	$-	$393
Total Current Assets	-	393
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$88,590	$88,983

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Overdraft	1,170
Accounts Payable-Related Party	268,360	105,000
Accrued interest payable	126,978	22,030
Due to related parties	3,522	240
Notes Payable	320,000	35,000
Convertible notes payable, net of discount of $204,758 and $167,514 respectively	1,080,242	447,486
Total Liabilities	1,800,272	609,756

Stockholders’ (Deficit)
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on February 28, 2026, and on May 31, 2025, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 97,806,900 issued and outstanding, on February 28, 2026, and 86,289,400 issued and outstanding on May 31, 2025	9,781	8,629
Additional paid-in capital	24,370,886	7,726,711
Accumulated deficit	(26,092,449)	(8,256,213)
Total Stockholders’ (Deficit)	(1,711,682)	(520,773)

Total Liabilities and Stockholders’ (Deficit)	$88,590	$88,983

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2026	2025	2026	2025
Revenues:	$-	$-	$-	$-

Operating Expenses:
Inducement expense	2,918,050		10,176,450
Stock-based compensation	197,611	1,050,000	5,885,611	1,050,000
General & Administrative expenses	355,019	236,219	1,123,205	363,680
Total Operating expenses	3,470,680	1,286,219	17,185,266	1,413,680

Loss from operations	(3,470,680)	(84,042)	(17,185,266)	(1,413,680)

Other income/(expenses):
Interest expense	(235,221)	(90,825)	(650,969)	(90,825)

Total other income/(expenses):	(235,221)	(90,825)	(650,969)	(90,825)

NET LOSS	$(3,705,901)	$(1,377,044)	$(17,836,235)	$(1,504,505)

Net Loss Share Basic and Diluted	$(0.038)	$(0.02)	$(0.192)	$(0.02)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	97,622,456	80,544,105	93,261,039	81,111,644

See accompanying notes to the consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three and nine months ended February 28, 2026

	Shares	Amounts	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)
Issuance of Common Shares for Convertible Notes			2,470,000	247	3,425,753		3,426,000
Warrants granted					275,389		275,389

Net Loss						(3,964,135)	(3,964,135)
Balance August 31, 2025	999,999	100	88,759,400	8,876	11,427,853	(12,220,348)	(783,519)
Issuance of Common Shares for Convertible Notes			2,620,000	262	3,832,138		3,832,400
Issuance of Common Shares for Services			4,000,000	400	5,599,600		5,600,000
Warrants granted					212,639		212,639
Net Loss						(10,166,200)	(10,166,200)
Balance November 30, 2025	999,999	100	95,379,400	9,538	21,072,230	(22,386,548)	(1,304,680)
Issuance of Common Shares for Convertible Notes			1,877,500	188	2,917,862		2,918,050
Issuance of Common Shares for Services			550,000	55	197,556		197,611
Warrants granted					95,238		95,238
Warrants for Services					88,000		88,000
Net Loss						(3,705,901)	(3,705,901)
Balance February 28, 2026	999,999	100	97,806,900	9,781	24,370,886	(26,092,449)	(1,711,682)

For the three and nine months ended February 28, 2025

Balance May 31, 2024	999,999	100	81,941,400	8,194	2,476,851	(2,563,077)	(77,932)

Issuance of Common Shares for cash			500		1,000		1,000
Net Loss						(43,419)	(43,419)
Balance August 31, 2024	999,999	100	81,941,900	8,194	2,477,851	(2,606,496)	(120,351)
Net Loss						(84,042)	(84,042)
Balance November 30, 2024	999,999	100	81,941,900	8,194	2,477,851	(2,690,538)	(204,393)
Issuance of Common of Shares for Convertible Notes			1,097,500	110	548,640		548,750
Issuance of Common Shares for Services			2,100,000	210	1,049,790		1,050,000
Net Loss						(1,377,044)	(1,377,044)
Balance February 28, 2025	999,999	100	84,039,400	8,405	3,165,591	(3,156,784)	17,313

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	February 28, 2026	February 28, 2025
Cash Flows from Operating Activities:
Net loss	$(17,836,235)	$(1,504,505)
Adjustments to reconcile net loss to net cash used in operations
Amortization of debt discount	546,021	85,106
Inducement expense	10,176,450
Stock-based compensation	5,797,611	1,050,000
Warrants issued for services	88,000
Changes in operating assets and liabilities:
Overdraft	1,172
Accounts payable	163,358	45,000
Accrued interest payable	104,948	5,219
Due to related parties	3,282	1,187
Net Cash Used In Operating Activities	(955,393)	(317,993)

Cash Flows from Financing Activities:
Note Payable borrowings	955,000	565,000
Proceeds from sale of common stock	-	1,000
Net Cash Provided by Financing Activities	955,000	566,000

Net (Decrease) in Cash and Restricted Cash	(393)	248,007

Cash and Restricted Cash at Beginning of Period	393	2,743

Cash and Restricted Cash at End of Period	$-	$250,750

End of Period
Cash	-	$750
Restricted Cash	-	$250,000
Total Cash and Restricted Cash at End of Period	-	$250,750

Supplemental disclosure of cash flow information: Non-cash investing and financing activities
Shares issued with convertible notes		548,750
Shares issued as inducement	$10,176,450	$
Shares issued for services	5,797,611
Warrants granted	$634,021	$-

The accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Blue Chip Capital Group, Inc., (the “Company”) was incorporated in the State of Delaware on November 27, 2019, under the name of Blue-Chip Financial Group Corp. It was subsequently reincorporated in the State of Nevada on December 17, 2020, with a name change to Blue Chip Capital Group, Inc.

The Company has developed a Crowdfunding platform under the “Raisewise™” name that will operate under wholly and majority owned subsidiaries to provide individual or entity investors with access to a wide array of private market investment opportunities, identifying and evaluating potential investment opportunities in startups and private businesses, among others.

On June 15, 2020, the Company established Raisewise USA, Inc., a 100% owned subsidiary, under the laws of the State of New York. Raisewise USA was granted the rights to the Company’s Crowdfunding platform under a License Agreement and Platform Management and Maintenance Services Agreement. Raisewise USA, has made application with FINRA which application is being updated to meet FINRA’s dedicated page platform requirements. In addition, Raisewise USA plans to resubmit application to be registered as a Crowdfunding entity by the United States Securities and Exchange Commission (“SEC”).

On January 8, 2021, the Company established Raisewise Morocco LLC as a 100% owned subsidiary under the laws of Morocco. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary conducted any operations since inception. Raisewise Morocco is awaiting legislative approval as a Crowdfunding business in order to commence operations.

On May 21, 2021, the Company established Raisewise Sweden AB as a 100% owned limited liability subsidiary under the laws of Sweden. Raisewise Sweden AB has been granted a registration to provide Crowdfunding services with the national regulator in Sweden. On December 22, 2020, Medcap LTD purchased a twenty (20%) percent ownership in the subsidiary for $50,000. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary conducted any operations since inception.

On May 29, 2023, the Company established Raisewise Brazil LTDA as a 95% owned subsidiary under the laws of Brazil. The remaining 5% is owned by an unaffiliated Brazilian entity, MJA Consultoria e Participacoes LTDA, administered by a Brazilian attorney. On October 29, 2025, the Company reimbursed Joseph Richard Moran, our COO, a founder and control shareholder, $100,000 for funds advanced to cover transactions used in the development of the Brazil Crowdfunding platform, which has been recorded on the consolidated balance sheet. To date, the Company has not finalized into a License Agreement or a Platform Management and Maintenance Services Agreement with Raisewise Brazil. No assets or liabilities have been recorded on its balance sheet, nor has the subsidiary conducted any operations since inception.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the nine months ended February 28, 2026. The Company had a net loss of $17,836,235 for the nine months ended February 28, 2026, and an accumulated deficit of $26,092,449 on February 28, 2026, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of February 28, 2026, the software is within the application development phase and all costs are currently capitalized.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. There has been no revenue recorded as of February 28, 2026 and February 28, 2025.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at, 2021. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for twelve months ended May 31, 2025 and the tax years ended May 31, 2024, 2023, 2022 2021 and 2020 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately $12,220,348 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $4,277,122 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position on February 28, 2026, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2026.The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The Company does not have any assets or liabilities measured at fair value on a recurring basis.

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

Long-lived Assets

Long-lived assets such as property, equipment and intellectual property are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company’s internally developed intellectual property totaling $88,590, represents the software application designed to support the Company’s crowdfunding business. The application was completed and deemed operational; however, it has not yet been placed into full production or generated revenue The software remains operational and continues to serve as a strategic component of the Company’s business plan. We did not recognize any impairment losses for any periods ended February 28, 2026 and February 28, 2025.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On February 28, 2026, and February 28, 2025, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On February 28,2026, and May 31, 2025, the amounts due for related party transactions were $3,522 and $240 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. During the period ended February 28 ,2026 and February 28, 2025, the Company incurred professional fees for consulting services of $30,183 and $79,500, paid to an officer and to the majority shareholder, respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. For stock-based transactions, February 28,2026, the Company issued shares for services at an established market price of $2,00 discounted. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. On September 1, 2025 the Company issued 4,000,000 Common restricted shares in connection with services provided under executive agreements with John Driscoll, Lawrence Lonergan and James C DiPrima.

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

NOTE 4– STOCKHOLDERS’ EQUITY

General

The Company’s Articles of Incorporation provide for total authorized capital stock of 410,000,000 shares of which: (i) 400,000,000 shares are common stock, par value $0.0001 per share; and (ii) 10,000,000 shares are preferred stock, par value $0.0001 per share.

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

Common Stock

There are 400,000,000 shares of Common Stock authorized and at February 28, 2026, there are 98,286,900 shares of common stock outstanding. The holders of our Common Stock are: (i) are entitled to receive dividends out of funds legally available if our Board, in its discretion, determines to declare and pay dividends; (ii) are entitled to one vote for each share held, without any cumulative voting for the election of directors; (iii) not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions; and (iv) if we become subject to a liquidation, dissolution or winding-up, are entitled to the assets legally available for distribution to the holders of our Common Stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

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

On December 1, 2025, the Company issued 77,500 restricted shares of common stock to note holders as an inducement to the investors to extend their promissory notes. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $2.00

● Expected Terms: .419 years

● Volatility: 115%

● Risk-free interest rate: 4.09%

● Dividend yield: none

On December 9, 2025, the Company issued a convertible note to a private investor in the principal amount of $100,000 and, as an inducement to the investor, the Company issued 1,800,000 restricted shares of common stock and 2,000,000 common stock purchase warrants. The above convertible note bears interest at 10% per annum and is due nine months from the date of issuance. The warrants issued as part of the convertible note are exercisable for a period of five years at $0.50 per share. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .15 years

● Exercise price: $.1

● Volatility: 148%

● Risk-free interest rate: 3.80%

● Dividend yield: none

During the three months ended February 28, 2026, the Company issued 550,000 shares of common stock for services rendered. The fair value of the for restricted shares at issuance was $197,556 determined using a discount for lack of marketability. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .21 years

● Exercise price: $1.00

● Volatility: 72%

● Risk-free interest rate: 3.98%

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

On September 1, 2025, the Company issued 50,000 warrants in connection with a services arrangement each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.25 per share. The warrants are exercisable for a period of one year. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification.

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

Stock price at issuance: $2.00

Exercise price: $.25

Expected term: 1 years

Volatility: 106%

Risk-free interest rate: 3.62%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.76 per warrant, resulting in a total fair value of $88,000. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On December 9, 2025, the Company issued 2,000,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to December 8, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $2.00

Exercise price: $.50 Expected term: 5 years

Volatility: 116%

Risk-free interest rate: 3.69%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $1.84 per warrant, resulting in a total fair value of $95,238 This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

The total discount recorded for these warrants granted related to these notes was $204,758. The Company recognized amortization of debt discounts in interest expense totaling $546,021 and $0 for the nine months ended February 28,2026 and February 28, 2025 and $190,332 and $0 for the three months ended February 28, 2026 and February 28, 2025, respectively.

			Weighted Average
		Weighted	Remaining
	Warrant Shares	Average	Contractual Term
	Outstanding	Exercise Price	(in years)

Outstanding at May 31, 2025	1,467,600	$1.20	3.00

Warrants granted	5,570,000	$1.25	4.70
Warrants exercised
Warrants expired	(667,600)

Outstanding at February 28, 2026	6,370,000	1.27	4.50
Exercisable at February 28, 2026	6,370,000

As of February 28,2026, there were 6,370,000 warrants outstanding with a weighted average exercise price of $1.28 a weighted average remaining expiration period of approximately 4.5 years and intrinsic value of zero. There were 5,570,000 additional warrants issued and 667,600 warrants expired during nine months ended February 28,2026.

NOTE 5 - CONVERTIBLE NOTES

During the period from June 1, 2025, through February 28, 2026, the Company issued and sold to eleven convertible notes to private investors as follows:

1. 7/09/2025 in the principal amount of $200,000;

2. 8/06/2025 in the principal amount of $100,000;

3. 7/22/2025 in the principal amount of $25,000;

4. 7/29/2025 in the principal amount of $10,000;

5. 9/5/2025 in the principal amount of $100,000;

6. 9/15/2025 in the principal amount of $50,000;

7. 10/6/2025 in the principal amount of $10,000;

8. 10/10/2025 in the principal amount of $50,000;

9. 10/29/2025 in the principal amount of $250,000;

10. 11/14/2025 in the principal amount of $25,000; and

11. 12/09/2025 in the principal amount of $100,000.

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock resulting in the issuance of 6,890,000   shares of common stock. The discount arose from the warrants being issued in conjunction with the debt, with the value being amortized over the term of the debt. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share. None of the notes were converted at the period ended February 28, 2026, or the year ended May 31, 2025.

The Total of Convertible Notes was $1,285,000 and $650,000 at February 28 ,2026, and May 31, 2025, respectively.

The Convertible Notes bear interest at 10% per annum, are due nine (9) months from the Issue Date and are convertible into shares of common stock at a conversion price of $0.50 per share.

The Company recorded interest expense of $36,704 and $0 for the three months ending February 28, 2026, and February 28, 2025, respectively.

NOTE 6 – NOTES PAYABLE

On May 13, 2025, the Company issued a non-convertible unsecured note to a private investor in the amount of $35,000 with repayment in the amount of $40,000, including fixed interest of $5,000, due on December 13, 2025. As additional consideration, the Company agreed to issue this investor 50,000 common stock purchase warrants exercisable at $.75 per share on or after December 13, 2025, for a period of seven months. The investor agreed to extend the due date of this note to June 13, 2026.

On June 16, 2025, the Company issued to the same private investor as the May 19, 2025 note a non-convertible promissory note in the principal amount of $35,000 with repayment in the amount of $40,000, including fixed interest of $5,000, due on January 16, 2026. As additional consideration, the Company agreed to issue this investor a common stock purchase warrant exercisable to purchase a total of 50,000 shares of common stock at an exercise price of $0.75 per share from and after the maturity date for a period of seven months. The investor agreed to extend the due date of the note to July 16, 2026.

On October 29, 2025, the Company issued a non-convertible note to a private investor in the amount of $250,000, providing for repayment in the amount of $40,000 per month, commencing on May 1, 2026 through November 30, 2026. As an inducement, the Company issued this investor 500,000 restricted shares of common stock.

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through April 14, 2026, which is the date the financial statements were available to be issued.

On April 10, 2026, the private investor agreed to extend the due dates on May 13, 2025 and June 16, 2025 notes from December 13, 2025, and January 16, 2026, to June 13, 2026, and July 16, 2026, respectively. In consideration for these April 10, 2026 extensions, the Company agreed to increase the fixed interest from $5,000 to $10,000 on both notes and agreed to issue to this investor 50,000 restricted shares of common stock on both notes. As of the date of this Report, the additional 100,000 restricted shares have not been issued to this investor.

On April 14, 2026, the Company issued the 1,800,000 restricted shares of common stock to the private investor pursuant to the terms of the December 9, 2025 convertible note in the principal amount of $100,000.

The issuances of restricted shares to private accredited investors were made in reliance upon Rule 506(b) of Regulation D promulgated by the SEC under the Act.

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

Blue Chip Capital Group, Inc., a Nevada corporation (the “Company”) owns subsidiaries that operate independently but are accretive to one another under the name Raisewise. We have established a portfolio of wholly and majority owned subsidiaries in different foreign jurisdictions to provide crowdfunding services in their respective markets, as follows: (i) Raisewise USA, Inc., a 100% owned New York corporation; (ii) Raisewise Sweden AB, an 80% owned Swedish entity; (iii) Raisewise Morocco SARL, a 100% owned Moroccan entity; and (iv) Raisewise Brasil LTDA, a 95% owned Brazilian entity.

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2025, nor through the nine-month period ended February 28 ,2026, and it has not had any revenue since inception November 27, 2019. In order for the Company to continue to fund its business operations and establish operations and grow the operations of its subsidiaries through the next 12 months, it may be required to: (1) successfully raise capital from its pending registration statement, declared effective by the SEC on December 1, 2023, which must be updated with a post-effective amendment to be filed with and declared effective by the SEC; and (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $2 ,000,000 or more. There can be no assurance that the Company will be able to successfully raise such funds at terms and conditions that are satisfactory, or at all.

The Company incurred a net loss for the three months ending February 28, 2026, and February 28, 2025, of ($3,166,240) and ($1,377,044), respectively. Cumulative losses from inception through February 28, 2026, are $(25,552,788). The Company has negative working capital as of February 28, 2026 of $(1,800,272).

During the three and nine months ended February 28, 2026, the Company raised $100,000 and $955,000 from the sale of convertible notes to third-party accredited investors, as compared to $530,000 and $565,000 during the three and nine month periods of the prior year. The issuance and sales of convertible notes and restricted securities to private accredited investors were made in reliance upon Rule 506(b) of Regulation D promulgated by the SEC under the Act.

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

Results of Operations for the Three Months Ended February 28, 2026, compared to the Three Months Ended February 28, 2025.

Operating Expenses

Operating expenses incurred for the three months ended February 28, 2026, were $3,470,680 compared to operating expenses of $1,286,219 for the three months ended February 28, 2025, an increase of $2,184,461 which is principally due to the increased legal and accounting fees related to the Company’s reporting obligations under the Securites Exchange Act of 1934, following the SEC having declared effective the Company’s registration statement under the Act on December 1, 2025, in addition to stock-based inducement expenses and stock-based compensation.

Liquidity and Capital Resources

On February 28, 2026, the Company had a working capital deficit of ($1,800,272) compared to a working capital surplus of $17,313 at February 28, 2025.

The Company used $955,353 in operating activities for the nine months ended February 28, 2026. compared to $567,993 during the same period of the prior year. The increase is due to general and administrative expenses related to legal and accounting fees during the nine months ended February 28, 2026, as discussed under Operating Expenses above.

The Company received $955,000 provided by financing activities during the nine months ended February 28, 2026, compared to $566,000 provided by financing activities during the nine months ended February 28, 2025. The increase is due to the issuance of shares of equity and issuance and sale of convertible debt during the nine months ended February 28, 2026.

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

As of the Company’s fiscal year ended May 31, 2025, and the three month period ended February 28, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures over financial reporting and disclosures were not effective, due to material weaknesses in our internal control over financial reporting The identified material weaknesses relate to a lack of financial reporting close controls in place to ensure that all material transactions and developments impacting the financial statements are appropriately reflected in accordance with U.S. GAAP, including non-routine and complex accounting issues; a lack of segregation of duties in the financial reporting process; and insufficient personnel with the required skill and experience to complete the financial reporting close process. Our management and board of directors are reviewing the material weaknesses described above and developing a plan to remediate and enhance our overall control environment. In order to maintain and improve the effectiveness of its internal control over financial reporting, our efforts to remediate our material weaknesses will include:

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

Changes in Internal Controls There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended February 28, 2026, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s is dependent upon the success of its initial public offering (IPO) under a registration statement on Form S-1 that was declared effective by the SEC on December 1, 2023. In order to raise these proceeds under our effective IPO registration statement, we will file a post-effective amendment to this registration statement or, in the alternative, file a new registration statement that either of which must be reviewed by the SEC prior to its being declared effective. The IPO is a best effort offering of Units , at an offering price of $2.00 per Unit. We are seeking to raise gross proceeds of up to $20,000,000 from the sale of the Units, not including an additional $25,000,000 if all of the Warrants were exercised at the warrant exercise price of $2.50, of which there can be no assurance. The Company presently plans that the net proceeds from the IPO, after placement agent fees, if any, and other expenses, will be used principally to: (i) expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and in Brazil and elsewhere in Europe; (ii) for working capital and general corporate purposes; (iv) fund the $7 million acquisition of US Petrochemical pursuant to a letter of intent dated August 24, 2024, as reported in the Company’s Form 8-K/A filed with the SEC on September 11, 2024, subject to the mutual agreement between the Company and US Petrochemical to waive the January 31, 2025 termination date; and (v) fund growth initiatives, including other potential future acquisitions.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need at least $2,000,000 per year simply to cover the general and administrative expenses, including legal and accounting fees, among others, based upon our general and administrative expenses of approximately $265,000 and $1,125,000 for the three and nine month periods ended February 28, 2026. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, advances from founders as well as funds raised from the offering, if successful, subject to our filing of a post-effective amendment being declared effective by the SEC, of which there can be no assurance. At present, we have no commitments from our founders to advance funds nor any commitments from third-party accredited investors to invest in the Company’s convertible notes.

Based on our audited financial statements for the fiscal years ended May 31, 2025, and 2024, and our interim financial statements for the period ended February 28, 2026, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders as well as the sale of debt and equity securities. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations, nor can there be any assurance that we will be able to continue to raise funds from the sale of debt or equity securities to private investors.

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

We only have a very limited history and only limited business operations to date, principally related to start-up and formation of our Raisewise USA subsidiary’s operations as well as our subsidiaries in Sweden, Morocco and Brazil. We have submitted Raisewise USA’s application to FINRA, which application is being updated to meet FINRA’s dedicated page platform requirements. Similar filings are required for crowdfunding approvals in Sweden, Morocco and Brazil from their countries’ respective regulatory authorities. Investors should be aware of the difficulties, delays, and expenses normally encountered by an enterprise in its early stage, many of which are beyond our control, including unanticipated research and development expenses, employment costs, and administrative expenses. We cannot assure any potential investors that our proposed business plans will materialize or prove successful. Given our limited operating history, we may be unable to effectively implement our business plan execute our plan, including our plan to acquire an operating company, which could materially harm our business or cause us to scale down or cease operations.

Risks Related to our Business

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need approximately $2,000,000 or more per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from our IPO if successful, of which there can be no assurance, which offering will not commence until the Company’s planned post-effective amendment to its Registration Statement is filed with and declared effective by the SEC.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO, subject to a post-effective amendment being filed with and declared effective by the SEC, of which there can be no assurance, in order to fulfill our business plan. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended February 28, 2026, have an accumulated deficit of $25,552,788.

We have only very limited operations, have not generated any revenues and need additional capital to fund our activities.

We currently have not commenced any significant active operations in any of our subsidiaries and expect to continue to incur losses for the foreseeable future. Unless we can be successful in starting Crowdfunding operations and raise the capital necessary to complete the acquisition of US Petrochemical, assuming we successfully negotiate an extension of our letter of intent with US Petrochemical, of which there can be no assurance notwithstanding any positive communications to that end that we have had with representatives of US Petrochemical, we will not generate any revenues in the near term and we will continue to incur expenses related to our reporting obligations under the Securities Exchange Act of 1934. We will need to raise additional funds and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to continue to execute our business plan, including our plan to acquire an operating company, and may be required to cease operations.

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

The principal securities regulations that our Crowdfunding operations will be subject to, Regulation A and Regulation Crowdfunding, have only been in effect in their current form since 2015 and 2016, respectively. Raisewise’s ability to establish a presence and compete in these markets remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly, as anticipated. With a smaller market than expected, we may have fewer customers. Success will likely be a factor of investing in the development and implementation of marketing campaigns, subsequent adoption by issuer companies as well as investors, and favorable changes in the regulatory environment.

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

A “controlled company” refers to a company controlled by another entity or another person by owning more than 50% of the total voting shares. A “Control Person” means any Person or Persons (as defined under Section 2(a)2 of the Act) that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our Chief Operating Officer and a founder, and who is married to Shani Moran, a director, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 25,000,000 shares (or a combined total of 53,125,000 shares) of the Company’s 96,486,900 presently outstanding shares of Common Stock, representing approximately 54% of the outstanding Common Stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each owns 333,333 shares of Series A Preferred Stock, representing 66 and 2/3% of the 999,999 outstanding shares of Series A Preferred Stock. The holders of the shares of Series A Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of Series A Voting Preferred Stock then outstanding. As a result. Mr. Moran is deemed to be a “Control Person” of the Company, as defined under Section 2(a)2 of the Act.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period from June 1, 2025 through February 28, 2026, the Company issued and sold convertible notes to ten credited investors as follows:

1: 7/09/2025 in the principal amount of $200,000;

2: 8/06/2025 in the principal amount of $100,000;

3: 7/22/2025 in the principal amount of $25,000;

4: 7/29/2025 in the principal amount of $10,000;

5: 9/5/2025 in the principal amount of $100,000;

6: 9/15/2025 in the principal amount of $50,000;

7: 10/6/2025 in the principal amount of $10,000;

8: 10/10/2025 in the principal amount of $50,00;

9: 10/29/2025 in the principal amount of $250,000;

10: 11/14/2029 in the principal amount of $25,000; and

11. 12/9/2025 in the principal amount of $100,000.

In connection with the issuance of these convertible notes, the Company agreed to issue to these private accredited investors as inducement a total of 10,890,000 restricted shares of common stock. These shares were issued in reliance upon Rule 506(b) of Regulation D promulgated by the SEC under the Act.

See the complete disclosure contained in Note 5-Convertible Notes to the Notes to Consolidated Unaudited Financial Statements, above.

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

BLUE CHIP CAPITAL GROUP, INC.

(Registrant)

By:	/s/: James Charles DiPrima
Name:	James Charles DiPrima
Title:	CEO, Principal Executive Officer and Principal Financial Officer
Dated:	April 20, 2026

