Form 10-K
period 2026-05-31
Blue Chip Capital Group Inc.
filed 2026-09-04
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________to____________________________________

Commission file number: 000-56751

BLUE CHIP CAPITAL GROUP, INC.

Nevada	84-3870355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, 23rd Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 324-3748

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of class	Trading Symbol
Common Stock, par value $0.0001	BCCG

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

On July 14, 2026, FINRA issued the trading symbol of “BCCG” for the common stock of the registrant. The aggregate market value of the 22,323,246 shares of the registrant’s common stock (voting stock) held by non-affiliates of the registrant as of, August 24, 2026, the most recent date is not applicable as trading has not yet commenced, Shares of the registrant’s common stock held by each officer and director and each other person who may be deemed to be an affiliate of the registrant have been excluded from the computation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s common stock as of August 24, 2026, was 109,051,587 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933: (i) Form S-1/A filed with the Commission on November 20, 2023.

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

Factors, among others, that could cause actual results and events to differ materially from those expressed or implied in any forward-looking statement include:

●	the ability to raise additional capital and continue as a going concern;
●	the ability to proceed with our IPO for the raise gross proceeds of up to $20,000,000 under our registration statement declared effective on December 1, 2023, which will require a post-effective amendment that is subject to being declared effective by the SEC;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the scope of protection we are able to establish and maintain for our intellectual property rights covering our services and technology;
●	the ability to compete in our industry, including against competitors that have significantly greater financial, technical and marketing resources than we do;
●	the ability to obtain and maintain government or regulatory certification in the countries and regions where we will sell products or offer services;
●	the ability to maintain key relationships;
●	the impact of global economic and political developments on our business, including rising inflation and interest rates, capital market disruptions, bank failures, government shutdowns, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our development efforts as well as the value of our common stock and our ability to access capital markets;
●	the implementation of our business model and strategic plans for our business, products, and technology;
●	the impact of numerous laws and regulations that apply to us and compliance with these laws and regulations, as they currently exist or as modified in the future;
●	the ability to retain the continued service of our key personnel and to identify, hire and retain additional qualified professionals.

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

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “we,” “us,” and “our” refer to Blue Chip Capital Group, Inc., a Nevada corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended May 31, 2026).

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

On June 15, 2020, the Company formed Raisewise USA, Inc. under the laws of the State of New York. To date, Raisewise USA no assets or liabilities recorded on its balance sheet, nor has Raisewise USA commenced operations since inception other than execution of the license and management agreements with the Company as described below. The Raisewise USA subsidiary’s purpose is to commercially exploit the Crowdfunding platform to provide individual and entity investors in the United States with access to investment opportunities. Raisewise USA is in the process of being registered and authorized as a Crowdfunding entity by the SEC and FINRA and plans to resubmit its application to FINRA by or about December 2026. The Company owns 100% of this subsidiary.

On March 31, 2021, the Company organized Raisewise Morocco L.L.C. under the laws of Morocco. No assets or liabilities have been recorded on its balance sheet, nor has Raisewise Morocco commenced operations other than execution of the license and management agreements with the Company as described below. The Raisewise Morocco subsidiary’s purpose is to commercially exploit the Crowdfunding platform to provide individual and entity investors in Morocco with access to investment opportunities. Raisewise Morocco’s regulatory application is pending Moroccan government approval. The Company owns 100% of the subsidiary.

On May 21, 2021, the Company organized Raisewise Sweden AB under the laws of Sweden. Subsequent to its organization, 20% ownership of this subsidiary was sold to Medcap LTD for $50,000. No assets or liabilities have been recorded on its balance sheet, nor has Raisewise Sweden commenced operations other than execution of the license and management agreements with the Company as described below. The Raisewise Sweden subsidiary’s purpose is to commercially exploit the Crowdfunding platform to provide individual and entity investors in Sweden with access to investment opportunities. The Company owns 80% of this subsidiary with the remaining 20% owned by an unaffiliated United States corporation., MedCap International Inc.

On May 29, 2023, the Company organized Raisewise Brasil LTDA under the laws of Brazil. No assets or liabilities have been recorded on its balance sheet, nor has Raisewise Brasil commenced operations. Raisewise Brazil’s platform is in the final inspection stage which is prerequisite for filing for by approval by the Brazilian regulatory authority, Comissao de Valorex Mobiliaros. The subsidiary’s purpose is to create a Crowdfunding platform that provides individual investors with access to investment opportunities. The Company owns 95% of this subsidiary and the remaining 5% is owned by an unaffiliated Brazilian entity, MJA Consultoria e Participacoes LTDA, administered by Jore Aragao, a Brazilian attorney. To date, the Company has not finalized its license and management agreement with Raisewise Brazil.

The Raisewise Crowdfunding platforms will operate as a traditional crowdfunding platform with debt, equity, rewards and donations. The ceiling on money raises via crowdfunding platform in the U.S. was formerly $1,070,000, until the upper limit was raised in October 2020 to USD $5,000,000 over a 12-month period. Each investor can find projects that fit their particular business and investor needs, from USD$1,000 projects up to USD $5,000,000.

The Company’s Raisewise platforms will be operated through the Company’s wholly or majority owned subsidiaries in various U.S. and international jurisdictions. The Company’s Raisewise subsidiaries intend to compete with established crowdfunding companies, including, among others:

●	Fundopolis
●	Crowdfunz
●	Republic.co
●	Start Engine
●	GoFundMe
●	Indiegogo
●	Askforfunding

These other crowdfunding platforms with which we will compete are all well established with longer operating histories and significant resources. These advantages may adversely affect our ability to compete.

The Company’s Business Plan

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

To initially fund the Company’s Crowdfunding operations, the Company filed a registration statement on Form S-1, File No. 333-273760 (the “Registration Statement”) that was declared effective by the SEC on December 1, 2023, and during 2024, we only raised limited proceeds from the Registration Statement. Pursuant to the Registration Statement, we are seeking to raise gross proceeds of up to $20,000,000 from the sale on a “best efforts basis” of up to 10,000,000 Units at an offering price of $2.00 per Unit, each consisting of one share of common stock and one common stock purchase warrant, exercisable at $2.50 per warrant In order to continue to raise proceeds under the Registration Statement we must file a post-effective amendment that must include, among other updated disclosure, audited financial statements for the Company’s fiscal years ended May 31, 2025 and May 31, 2026 (included in this Annual Report on Form 10-K). This post-effective amendment is subject to review by and must be declared effective by the SEC, prior to any capital raise.

To date, the Company has established Raisewise Crowdfunding subsidiaries, either wholly or majority owned, in the United States, Sweden, Morocco and Brazil to operate in the Crowdfunding industry. Each of these subsidiaries has its own platform, duly licensed by the Company, except for the Brazil subsidiary, which license is pending final approval. The first one established was Raisewise USA, which was incorporated in the State of New York and is in the process of being registered and authorized as a Crowdfunding entity by the SEC and FINRA and plans to resubmit its application to FINRA by or about December 2026.

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

To that end, the Company has also engaged and will continue to identify a team of professionals, including consultants and service providers, to work with our management team. The Company is intent on developing an international web marketing agency to globalize our Crowdfunding network, subject to the success of its capital raising efforts.

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

Raisewise Sweden AB - Crowdfunding Platform License Agreement (“Sweden Platform License Agreement”): Pursuant to the Sweden Platform License Agreement dated April 1, 2022 (attached as Exhibit 10.4 to the Company’s Form S-1/A filed with the Commission on August 7, 2023), Raisewise Sweden was granted the rights to the Company’s Crowdfunding Platform for a term of 3 years. The Sweden Platform License Agreement requires Raisewise Sweden to pay to the Company the sum of $30,000.00 US (subject to collection upon commencement of operations) as well as royalties of 2.5% of the gross revenue derived from Raisewise Sweden’s operation of the Crowdfunding Platform. Raisewise Sweden is a 80% owned subsidiary of the Company with the remaining 20% owned by an unaffiliated United States corporation, MedCap International Inc.

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

Regulation Crowdfunding

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

Potential Liability

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

Regulation A and Regulation D; Broker-Dealer Registration Requirements

With respect to sales under Regulation A and Regulation D, promulgated by the SEC under the Securities Act, we provide the technology for issuers to identify and interact with potential investors, and do not structure transactions. We are not registered as a broker-dealer and do not engage in certain activities that would constitute “engaging in the business” of being a broker-dealer, including:

●	Actively soliciting investors and negotiating the terms of an arrangement between companies and investors;
●	Accepting compensation related to the success and size of the transaction or deal;
●	Effecting transactions, including handling of the securities and funds relating to a transaction; and
●	Extending credit to investors; and creating the market and help negotiate the price between buyers and sellers.

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

Competition and Barriers to Entry

The Company’s Raisewise USA platform, operating through several wholly or majority owned subsidiaries in various U.S. and international jurisdictions can compete in the market with companies such as:

●	Fundopolis
●	Crowdfunz
●	Republic.co
●	Start Engine
●	GoFundMe
●	Indiegogo
●	Askforfunding

With respect to offerings made under Regulation Crowdfunding, we expect to compete with other intermediaries, including brokers and funding portals such as WeFunder, Next Seed, SeedInvest, Republic and Micro Ventures.

With respect to offerings under Regulation A, we expect compete with other platforms, hosting services and broker-dealers. Some of our competitors include: SeedInvest, Hambrecht, CrowdEngine and Wefunder.

With respect to offerings under Rule 506(c), or online offerings made under Regulation D (which includes non-solicited offerings), we expect to compete with platforms such as Crowdfunder, AngelList, EquityNet, SeedInvest and FundersClub.

Employees

We currently have no full-time employees and our Chief Executive Officer, who also serves as our Chief Financial Officer, as well as our Chief Operating Officer and Co-Chief Operating Officer, who primarily work remotely, may be considered to be part-time. Our CEO, CFO and COOs devote such time as they deem reasonably necessary based upon the present level of operations. We also work with a number of contractors for user-experience design, security controls and testing.

Property

Our principal executive offices are located at 110 East 59th Street, 23rd Floor, New York, NY 10022, and are leased from an unaffiliated third party for nominal rent on a month to month basis. Our telephone number is: (212) 324-3748.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider and evaluate all of the information contained in this Form 10-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business, business prospects, results of operations or financial condition. Any of the risks and uncertainties set forth herein, could materially and adversely affect our business, results of operations and financial condition.

Risks Related to our Financial Condition

The Company’s unit offering under its registration statement is a “best effort offering,” and there can be no assurance regarding the amount of proceeds raised.

The Company’s Registration Statement, which was declared effective by the SEC on December 1, 2023, provides for the raise on a “best efforts” basis of gross proceeds of up to $20,000,000 from the sale of 10,000,000 Units, each consisting of one share of common stock and one common stock purchase warrant, at an offering price of $2.00 per Unit (not including an additional $25,000,000 if all of the warrants are exercised, of which there can be no assurance, nor does it include any commissions that may be payable to placement agents which will not exceed 9% of the gross proceeds of the Units sold as a direct result of the efforts of the placement agents). Before the Company is able to raise any proceeds from the Registration Statement, a post-effective amendment must be filed with and be declared effective by the SEC containing the audited financial statements of the Company for its fiscal years ended May 31, 2026, and 2025, and any applicable interim financial statements. Our net proceeds from the offering will be used principally: (i) to expand our crowdfunding operations, including opening in new markets, in addition to the United States, Sweden, Morocco and Brazil (pending Brazil’s license application/approval process) and elsewhere principally in Europe; (ii) to pay the expenses of the offering including any placement agent fees; (iii) for working capital and general corporate offering under our Registration Statement is a “best efforts offering” with no minimum amount required, the Company will be able to use proceeds as funds are raised and, as a result, earlier investors have a greater degree of risk. For example, if the Company raises an immaterial amount, investors will be subject to greater risk than if all or substantially all of the Units are sold and gross proceeds of at least $5,000,000 or up to $20,000,000 is raised. If we do not raise a substantial amount of proceeds from the offering, we may not have sufficient working capital to be able to carry out our business plan including any possible acquisitions or any other business expansion plans we may develop. In that event, we will be required to seek other financing, either debt or equity or a combination thereof, which, if available, of which there can be no assurance, may be very dilutive and expensive or be at terms and conditions not acceptable to the Company. There can be no assurance that we will be successful in selling Units.

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need an estimated $2,500,000 per year simply to cover the general and administrative expenses, including legal and accounting fees, among others, based upon our general and administrative expenses for the Company’s most recent fiscal year-ended May 31, 2026. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our common stock, and the issuance of convertible notes, as well as funds raised from our offering, if successful, of which there can be no assurance, which offering will not commence until the Company’s planned post-effective amendment to its Registration Statement is filed with and declared effective by the SEC.

Based on our audited financial statements for the fiscal years ended May 31, 2026, and 2025, our independent registered public accounting firms have expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders and private investors, from time to time. There can be no assurance that we will, in fact, generate revenues from operations in the near term, if ever, notwithstanding our expectations.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from the private sale of equity and the issuance to private accredited investors of notes, including convertible notes, as well as loans from our management and founders. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $2,500,000 during the next twelve months to fulfil our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” (defined herein as our source code and intellectual property) strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

The Company through its Raisewise USA subsidiary has developed and owns intellectual property held under license by its wholly owned and majority owned subsidiaries, Raisewise Sweden, Raisewise Morocco and Raisewise Brazil. This intellectual property consists primarily of source code, maintenance contracts, the Raisewise brand and trademark and associated technologies. We also hope to monetize our Raisewise intellectual property through franchise contracts, as further described herein. By owning the source code, the Company believes it will be able to develop new platforms and opportunities, including White Labeling opportunities internationally and potentially franchise new clients to monetize the Raisewise IP.

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

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our registered offering (which is subject to a post-effective amendment being filed with and declared effective by the SEC, of which there can be no assurance) and we require additional capital. We have experienced net losses in each fiscal quarter since our inception and as of the fiscal year ended May 31, 2026, have an accumulated deficit of $30,906,827. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended May 31, 2026, and 2025 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our Raisewise USA subsidiary, upon being registered with FINRA will be a regulated entity subject to FINRA authority and potential fines and other penalties for regulatory violations that may occur. In addition, some of the restriction and rules on our subsidiary could adversely affect and limit some of our business plans.

In the event we are required to register as a broker-dealer, our business model could be harmed.

Under our current structure, we believe we are not required to register as a broker-dealer under federal and state laws. Further, none of our officers or our chairman has previous experience in securities markets or regulations or has passed any related examinations or holds any accreditations. We comply with the rules surrounding funding portals and restrict our activities and services so as to not be deemed a broker-dealer under state and federal regulations, see the disclosure under Business subcaptions “Regulation Crowdfunding” and “Regulation A and Regulation D; Broker-Dealer Registration Requirements.”

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

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for including untrue statements of material facts or for omitting information that could make the statements made misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. There may also be circumstances in which we are held liable for making misleading statements in connection with Regulation A and Regulation D offerings. See “Regulation – Regulation Crowdfunding – Liability” and “Regulation – Regulation A and Regulation D – Liability.” Even though due diligence defenses may be available, there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming as well as expensive and being a party to such actions may cause us reputational harm that would negatively impact our business.

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

All of the Company’s planned services involve on one type of service, providing a Crowdfunding platform for online capital formation through its USA and foreign subsidiaries. Any revenues that we generate will be wholly dependent upon the market for online capital formation and our ability to compete in and comply with the regulatory requirements in each such market.

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

Risks Related to the Company’s Securities

Our common stock has only recently been issued the “BCCG” trading symbol by FINRA and its application for trading on the OTCQB is pending; no active trading market has yet develop or may be sustained.

On July 14, 2026, FINRA issued the trading symbol of “BCCG” for our common stock and processed the Form 211 relating to the initiation of priced quotations for our common stock of $0.35 Bid, $0.65 Ask, for BCCG. As of the present date, no active trading market for our common stock has commenced. The Company has a pending application with OTC Markets for the approval of the quotation of BCCG on the OTCQB, which application we believe will be approved in the near future. If OTCBB approval is delayed, the common stock may remain on the Pink Market or suffer a lack of public trading, reducing liquidity. Even if approved, OTCQB-traded stocks frequently experience limited trading volumes than national exchanges or other OTC Tiers and investors may find it difficult to sell their shares at prevailing market prices, or at all, due to a limited number of market makers.

Our COO will be a “Control Person” and the Company will be a “Controlled Company.”

The Company is a “controlled company,” which is defined to be a company of which more than 50% of the voting power is held by an individual, group or another company. A “Control Person” means any person that possesses directly or indirectly, the power to direct or cause the direction of the management and policies of, whether through the ownership of voting securities or contract or otherwise. Joseph Richard Moran, our Co-COO and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 21,550,000 shares (or a combined total of 49,675,000 shares) of the Company’s 109,051,587 outstanding shares of common stock, representing approximately 45.5% of the presently outstanding common stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each own 333,333 shares of Series A Voting Preferred Stock, representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The remaining 333,333 shares of Series A Voting Preferred Stock are owned by Ocean Prospect Limited, which is also a founder but is unaffiliated with Mr. Moran. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of common stock then outstanding, from time to time. In addition, Mr. Moran, by virtue of his control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 72,704,693 votes, representing a total of 122,379,693 votes of the total voting rights of 162,138,871 shares of voting capital stock, which includes the voting rights of Mr. Moran’s control of 666,666 shares of Series A Voting Preferred Stock and the remaining 333,333 shares of Series A Voting Preferred Stock owned by Ocean Prospect.

As a result of Mr. Moran’s ownership, through NM & RM Corp. and Titan Ventures Inc., of 49,675,000 shares of common stock and 666,666 shares of Series A Voting Preferred Stock, Mr. Moran may be deemed to be a “Control Person” of the Company (as defined under Section 2(a)(2) of the Act, by virtue of his control of approximately 75.5% of the total voting capital stock of the Company.

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

To date, we have had no revenues nor any assurance when or if we will have revenues from operations. As a result, we need to secure ongoing funding to cover expenses. If we are unable to obtain adequate additional financing, we may not be able to successfully market and sell our products, our business operations will most likely be discontinued, and we will cease to be a going concern. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. Selling additional stock or other securities, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

The market price of our securities may fluctuate and be extremely volatile.

To date, there has been no trading in any of our securities, including our Units, common stock or Warrants. If and when a trading market develops, of which there can be no assurance, any volatility may be caused, in part, by variations in our quarterly operating results, delays in development of our markets for crowdfunding, changes in market valuations of similar companies, our ability or inability to successfully complete any business combination transactions and the volume of our stock in the market.

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

The number of authorized but unissued shares of common stock may result in management implementing anti-takeover procedures by issuing new securities.

The proportion of 290,948,413 unissued but authorized shares of common stock compared to the 109,051,587 presently issued shares of common stock (prior to the any shares of common stock issued pursuant to out S-1 offering, shares underlying the warrants issued as part of the Units in the IPO offering and shares underlying the warrants already outstanding that were issued to private investors) could, under certain circumstances, have an anti-takeover effect, for example, by permitting issuances of common stock that would dilute the stock ownership of a person seeking to effect a change in the composition of our board of directors or contemplating a tender offer or other transaction for the combination of our company with another entity. Although, we have no current plans to issue additional stock for this purpose, management could use the additional shares that are now available or that may be available after a possible further recapitalization to resist or frustrate a third-party transaction. Generally, no stockholder approval would be necessary for the issuance of all or any portion of the additional shares of common stock unless required by law or any rules or regulations to which we are subject.

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

Financial Industry Regulatory Authority, Inc. (FINRA) sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

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

We are authorized to issue 400,000,000 shares of common stock, of which 67,925,000 shares of common stock are presently owned by our founders and a total of 109,051,571 shares are outstanding as of August 24 2026, including our founders’ shares. In addition, as of May 31, 2026, and August 24, 2026, a total of 8,570,000 and 37,570,000 warrants, respectively, were outstanding. The Company has issued and sold shares of common stock and issued convertible notes that included warrants in private transactions to non-affiliate “accredited investors” in reliance upon the exemptions under Regulation D and, to a lesser extent, under Regulation S promulgated by the SEC under the Securities Act and Section 4(2) of the Securities Act. Additional shares may be issued by the Company upon the conversion of convertible notes and/or exercise of any outstanding warrants issued to these accredited investors or to be issued by the Company in the future or otherwise authorized for issuance by our board of directors, from time-to-time, without further stockholder approval. The issuance of large numbers of shares of common stock, possibly at below market prices, or warrants having exercise prices below market prices, is likely to result in dilution to the interests of other stockholders, which may be substantial. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorize 10,000,000 shares of preferred stock and our Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. As of May 31, 2026, 1,000,000 shares of Series A Voting Preferred Stock are authorized, of which our founders own 999,999 shares of such Series (that have “super voting rights as described more fully in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” below.

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

Item 2. Properties.

Our principal executive offices are located at 110 East 59th Street, 23rd Floor, New York, NY 10022, and are leased from an unaffiliated third party for nominal rent on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On July 14, 2026, FINRA processed a Form 211 relating to the initiation of priced quotations of the Company’s common stock under the symbol “BCCG”, which means that the submitting broker-dealer has demonstrated to FINRA compliance with FINRA Rule 6432 and therefore has met the requirements under that rule to initiate a quotation for BCCG of $0.35 Bid, $0.65 Ask on OTC Link ® ATS for BCCG.

The Company has a pending application with OTC Markets for the approval of the quotation of BCCG on the OTCQB. Pending approval, which we believe will be received, the common stock is eligible for quotation on the OTCID market prior to upgrading to OTCQB in the future.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of August 24, 2026, there were 109,051,587 shares of common stock issued and outstanding, which were held by 53 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the period from June 1, 2025 through May 31, 2026, the Company issued and sold convertible notes to thirteen credited investors as follows:

1: 7/09/2025 in the principal amount of $200,000;

2: 8/06/2025 in the principal amount of $100,000;

3: 7/22/2025 in the principal amount of $25,000;

4: 7/29/2025 in the principal amount of $10,000;

5: 9/5/2025 in the principal amount of $100,000;

6: 9/15/2025 in the principal amount of $50,000;

7: 10/6/2025 in the principal amount of $10,000;

8: 10/10/2025 in the principal amount of $50,000;

9: 10/29/2025 in the principal amount of $250,000;

10: 11/14/2025 in the principal amount of $25,000;

11. 12/9/2025 in the principal amount of $100,000;

12. 3/6/2026 in the principal amount of $300,000; and

13. 4/01/2026 in the principal amount of $50,000.

In connection with the issuance of these convertible notes, the Company agreed to issue to these private accredited investors as inducement a total of 13,290,000 restricted shares of common stock. These convertible notes and the inducement shares were issued in reliance upon Rule 506(b) of Regulation D promulgated by the SEC under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Issuer Repurchases of Securities

None.

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

The Company owns wholly and majority owned subsidiaries that operate independently under the name Raisewise. We are establishing a portfolio of wholly and majority owned subsidiaries delivering crowdfunding services in the market. Raisewise USA is a Regulation C crowdfunding platform that intends to operate as a traditional crowdfunding platform with debt, equity, rewards and donations.

The Company has yet to generate revenue from its operations from inception through the fiscal year ended May 31, 2026, or the interim period ended August 28, 2026. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (i successfully raise capital from its pending Registration Statement, if and when its post-effective amendment is filed with and declared effective by the SEC; and/or (ii) continue to raise capital through private sale. of equity and/or debt securities. There can be no assurance that the post-effective amendment to the Registration Statement will be declared effective by the SEC or the length of time such approval will be obtained, if ever. Furthermore, there can be no assurance that the Company will be able to continue to raise capital through private sale of equity and/or debt securities at acceptable terms, if at all.

The Company incurred net losses for the years ended May 31, 2026, and 2025 of ($22,650,614) and ($5,693,136) respectively. Cumulative losses since inception through May 31, 2026 are $(30,906,827). The Company has net negative working capital at its fiscal year ended May 31, 2026 of ($3,139,122).

During the fiscal years ended May 31, 2026 and 2025, the Company raised $1,305,000 and $651,0000 from private securities offerings. These private offering principally involved the issuance and sale of convertible notes to third-party “accredited investors” (as that term is defined under Rule 501 of Regulation D promulgated by the SEC under the Act) in reliance upon the exemption under Rule 506(b) of Regulation D. The Company reasonably believes that it will be able to continue to raise capital from sales of restricted securities to third-party investors and from advances from related parties. However, the Company has no current arrangements or commitments from third-party investors or related parties nor can there be any assurance that the Company will be able to continue to support its operations through private offerings of its securities or advances from related parties on a long term basis. The Company will be dependent upon the raise of equity capital from the public offering under it Registration Statement, provided that it files and has declared effective by the SEC a post-effective amendment to the Registration Statement. There can be no assurance that the Company will be successful in raising sufficient proceeds from this offering or the amount of proceeds that are actually raised under the Registration Statement, assuming that the post-effective amendment is filed with and declared effective by the SEC.

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

Reference is made to the disclosure under “Item 1. Business-The Company’s Raisewise Business Plan” above. Despite its limited cash resources, the Company has been able to retain engineering, consulting, legal and accounting personnel partially through the raising of interim working capital from related party advances and private sales of securities to accredited investors, notwithstanding the fact that the Company has substantial Commitments for Capital Expenditures.

Substantial doubt has not been alleviated, however the Company believes that it possesses the ability to meet requirements in the short-term (the next 12 months from the most recent fiscal period ended May 31, 2025) as well as in the long-term (beyond the next 12 months).

Results of Operations for the Year Ended May 31, 2026 compared to the Year Ended May 31, 2025

Operating Expenses

Operating expenses incurred for the year ended May 31, 2026, were $21,739,600 compared to $5,620,970 for the year ended May 31, 2025, an increase of $16,118,630. This increase was principally due the increased compensation expenses associated with professional and consulting services, including legal and accounting fees, related to the Company’s reporting obligations with the SEC under the Exchange Act, the FINRA Form 211 application process and the subsidiaries regulatory application processes, and the general and administrative expenses associated with being a reporting public company.

Liquidity and Capital Resources

At May 31, 2026, the Company had a working capital deficit of $3,139,122 compared to a working capital deficit of $609,363 at May 31, 2025. The increase in the working capital deficit is due to a increase in payables due to related parties, offset by an increase in accounts payable.

The Company used $1,305,393 on operating activities for the fiscal year ended May 31, 2026, compared to $653,350 for the fiscal year ended May 31, 2025. The increase is due to general and administrative expenses related to legal and accounting fees during the fiscal year ended May 31, 2026, as discussed under Operating Expenses above.

The Company received $1,305,000 provided by financing activities during the fiscal year ended May 31, 2026, compared to $651,000 provided by financing activities during the fiscal year ended May 31, 2025. The increase is due to the sale of restricted securities, principally related to the issuance and sale of convertible notes to accredited investors in reliance on Reg D, Rule 506(b).

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements at this time.

Critical Accounting Policies and Estimates

Valuation of Intangible Assets

For the Company’s impairment assessment as of May 31, 2026, the Company compared the fair value less costs of disposal (FVLCD) to the carrying value of the goodwill and intangible assets. The approach involves multiplying the value of shares issued by the fully diluted shares. In both years, the FVLCD is far greater than the carrying value of the Company’s Goodwill and Intangibles. Therefore, the Company determined that the fair value of the entity exceeded its carrying value, which indicated no impairment. The fair value of the entity was determined using the value of common stock issuances in arm’s length transactions.

Valuation of Warrants

The Company’s fair value accounting policies and critical estimates relate to complex financial instruments. Management applies to ASC 820’s fair value framework and hierarchy in determining fair value measurements. The Company’s financing instruments, warrants and convertible promissory notes are subject to ASC 815, ASC 470-20, and ASC 480-10. Management’s accounting involves significant estimates and judgment, regarding potential bifurcation of derivatives and classification.

Consistent with these policies, the Company values warrants using the Black-Scholes option pricing model. This approach incorporates key assumptions such as expected volatility, risk-free interest rates, expected term, and dividend yield. The use of Black-Scholes provides a standardized methodology for estimating the fair value of warrants at issuance, ensuring alignment with U.S. GAAP requirements

The Company has issued promissory notes that include a conversion feature which is not bifurcated from the host instrument. Accordingly, the notes are accounted for in their entirety as debt instruments, with interest expense recognized using the effective interest method. The carrying value reflects both principal and accrued interest, and no derivative liability is recorded for the conversion feature.

Valuation of Compensation & Inducement Shares

The Company calculates the fair value of the restricted shares issued as compensation or inducement at the issuance date and the value is determined by using a discount for lack of marketability. The discount is determined using a Black-Scholes option pricing model.  The use of Black-Scholes provides a standardized methodology for estimating the fair value of the inducement shares at issuance, ensuring alignment with U.S. GAAP requirements.

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

While our significant accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies to our consolidated financial statements, we believe that certain of these policies and estimates are deemed critical, as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the Board of Directors. We believe our most critical accounting policies and estimates are as follows:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. During the year ended May 31, 2026, the Company issued common shares in exchange for services rendered. The fair value of shares issued during the first three quarters was measured using a share price of $2.00 per share. For shares issued during the fourth quarter, the Company utilized a share price of $0.50 per share based on the fair value of the Company’s common stock at the respective issuance dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

As of May 31, 2026, our management concluded that our controls and procedures over financial reporting and disclosures were not effective, due to material weaknesses in our internal control over financial reporting The identified material weaknesses relate to a lack of financial reporting close controls in place to ensure that all material transactions and developments impacting the financial statements are appropriately reflected in accordance with U.S. GAAP, including non-routine and complex accounting issues; a lack of segregation of duties in the financial reporting process; and insufficient personnel with the required skill and experience to complete the financial reporting close process. Our management and board of directors are reviewing the material weaknesses described above and developing a plan to remediate and enhance our overall control environment. In order to maintain and improve the effectiveness of it’ internal control over financial reporting, our efforts to remediate our material weaknesses will include:

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name and Address	Age	Title

James C. DiPrima 11424 Frances Street	77	Chief Executive Officer, Chief Financial Officer and Director
Omaha, NE 68144

Joseph Richard Moran 269 South Beverly Drive, Suite 373	67	Chief Operating Officer
Beverly Hills 90212
John E. Driscoll	60	Co-Chief Operating Officer
15 Pershing Avenue Manasquan, NJ 08736

Shani Moran	47	Director
9790 Wendover Drive
Beverly Hills, CA 90210

Frederic Ohana	55	Director
14 Marina Views
Gibraltar UK GX11188

James. C. DiPrima, Age 77, Director, Chief Executive Officer and Chief Financial Officer: On March 29, 2024, the Company’s Board of Directors approved the appointment of Mr. DiPrima as Interim Chief Executive Officer and Interim Chief Financial Officer. Mr. DiPrima has a Bachelor of Science in Business Administration from Creighton University, Omaha, Nebraska. His career includes 40 years of finance and accounting in both the public and private sectors beginning his career at Deloitte Haskins & Sells in the audit division, the predecessor company to Deloitte & Touche. He has held various positions with start-up companies, as a comptroller of a manufacturing company, founded and operated an accounting and tax consulting firm focused on medical practice management and tax planning. He has acted as a contract Chief Financial Officer for multiple traded companies and has been working in various positions with public traded companies since 1995 as well as providing consulting services for several other public companies in the areas of accounting, tax planning and financial reporting.

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

Joseph R. Moran, age 67, Chief Operating Officer. On March 29, 2024, the Board of Directors, in connection with the appointment of Mr. DiPrima as Interim CEO and CFO, appointed Mr. Moran as Chief Operating Officer. Mr. Moran served as the Company’s CEO and CFO from its founding as a Nevada corporation in December 2020 until March 29, 2024. Mr. Moran, an international entrepreneur with business activities in the United States and Western Europe, has been a leading distributor in the upholstery textile industry over the last three decades and was recognized as a major trimming supplier in the U.S. with warehouses across America and distribution in Central and South America, Middle East and Europe. Mr. Moran was founder and CEO of three private companies servicing different industries including commodities and high end fashion, active in both business and financial matters. Mr. Moran is also the founder and CEO of several private real estate companies in construction and development based in Bavaria, Germany. We believe that Mr. Moran’s established relationships with businesses and leaders in the U.S. and Europe should assist the Company to capitalize on the crowdfunding market’s arising opportunities.

John E. Driscoll, Age 60, Co-Chief Operating Officer. Mr. Driscoll, a Certified Fraud Examiner (CFE) and Certified Internal Auditor (CIA), has over 30 years of experience in corporate finance, accounting and forensic accounting, M&A, regulatory compliance and risk management, among other areas. From 2024 to the present, Mr. Driscoll has been owner of Coastal CFO Consultants, providing fractional CFO, financial strategy, capital-raising, SEC reporting, audit and risk management services to private and public companies. From January 2023 to July 2024, Mr. Driscoll served as Chief Financial Officer of Gipefi Cosmetics/Ustawi, From June 2022 to July 2023, Mr. Driscoll served as Chief Financial Officer and Board Member of Grellner Media. From January 2021 to June 2022, Mr. Driscoll served as Executive Vice President and Chief Financial Officer of New You, Inc./ST Brands. Prior to his public-company and CFO roles, Mr. Driscoll served as: Senior Vice President and Chief Audit Executive of Finastra Corporation, a global financial technology company, from 2014 to 2020; as Vice President/Director at CIT Group, Inc., a major American financial services company from 2010 to 2014; and Director-Internal Audit Group of American International Group, Inc. from 1997 to 2010. From 1990 to 1997, Mr. Driscoll served as a forensic accountant with the New York County District Attorney’s Office, where he gained substantial experience in forensic accounting, financial investigations, fraud analysis, and the review of complex financial records in connection with criminal investigative matters. Mr. Driscoll has an M.S. in Economics from Syracuse University and a B.S. in Finance and Accounting from St. John’s University.

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

Item 11. Executive Compensation.

For the fiscal years ended May 31, 2026, and May 31, 2025, the Company did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of common stock and shares of Series A Voting Preferred Stock of our Company as of August 24, 2026, that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. The table also includes Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The business address of each record and beneficial owner listed is in care of the Company at 110 East 59th Street, 23rd Floor, New York, NY 10022, unless otherwise noted.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of August 24, 2026, we had 109,051,587 shares of common stock and 999,999 shares of Series A Voting Preferred Stock issued and outstanding.

Name of Beneficial Owner(1)	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Joseph Richard Moran, COO (2)	49,675,000 shares	45.5%
Ocean Prospect Limited (3)	18,750,000 shares	17.1%
James C. DiPrima, Director, CEO, CFO & Director	3,625,000 shares	3.3%
John E. Driscoll, Co-COO	1,500,000 shares	1.4%
Shani Moran, Director (4)	-0- shares	0%
Frederic Ohana, Director	-0- shares	0%
Dr. Kevork Niksarli (5)	9,081,354 shares	8.3%
Dr. Jason Cohen (6)	10,531,783 shares	_9.7%

All Named Executive Officers and Directors as a group (5 persons)	54,800,000 shares	50.2%

(1) Applicable percentage ownership is based on 109,051,587 shares of common stock outstanding as of August 24, 2026, and 73,5050,000 shares of common stock owned by the Company’s founders and executive officers. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 24, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Joseph Richard Moran, our COO and founder, is the control person of NM & RM Corp. and Titan Ventures, Inc., which respectively own 28,125,000 shares and 21,550,000 shares (or a combined total of 49,675,000 shares) of the Company’s 109,571,587 outstanding shares of common stock, representing approximately 45.5% of the presently outstanding common stock. In addition, RN & NM Corp. and Titan Ventures, Inc. each own 333,333 shares of Series A Voting Preferred Stock, representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock. The remaining 333,333 shares of Series A Voting Preferred Stock are owned by Ocean Prospect Limited, which is also a founder but is unaffiliated with Mr. Moran. The holders of the shares of Series A Voting Preferred Stock are entitled to sixty-eight (68%) percent of the total votes on all such matters subject to stockholder vote, regardless of the actual number of shares of common stock then outstanding, from time to time. By virtue of Mr. Moran’s control of 666,666 shares of Series A Voting Preferred Stock through NM & RM Corp. and Titan Ventures, Inc., representing 66.67% of the 999,999 outstanding shares of Series A Voting Preferred Stock, will have voting rights to an additional 72,704,693 votes, representing a total of 122,379,693 votes or 75.5% of the total voting rights of 162,138,871 shares of voting capital stock, which includes the voting rights of Mr. Moran’s control of 666,666 shares of Series A Voting Preferred Stock and the remaining 333,333 shares of Series A Voting Preferred Stock owned by Ocean Prospect. As a result, Mr. Moran may be deemed to be a “Control Person” of the Company (as defined under Section 2(a)(2) of the Act.

(3) Ocean Prospect Limited, an entity located in Queensway, Gibraltar, is a trust organized under the laws of Gibraltar. Ocean Prospect is a founder of the Company and owns 18,750,000 shares of common stock and 333,333 shares of Series A Voting Preferred Stock. The trustees of Ocean Prospect Limited include Frederic Ohana, a director of the Company.

(4) Shani Moran, a director, is the spouse of Joseph Richard Moran. Ms. Moran disclaims beneficial ownership of 53,125,000 shares of common stock beneficially owned by Mr. Moran.

(5) Dr. Kevork Niksarli is an accredited investor that purchased unregistered securities in the form of convertible notes from the Company commencing in February 2025 through July 2026 in private transactions in reliance upon Rule 506(b) of Reg D. In connection with these transactions, Dr. Niksarli was issued as inducement a total of 5,800,000 shares of common stock and 20.800,000 common stock purchase warrants, of which 800,000 warrants do not contain a beneficial ownership provision and 20,000,000 warrants does contain a beneficial ownership limitation provision that provides that these warrants cannot be exercised, in whole or in part, if as a result of any such exercise, the holder would own in excess of 9.99% of the outstanding shares. For the purposes of determining Dr. Niksarli’s ownership percentage, the 800,000 shares underlying the warrant without a beneficial ownership limitation provision are included as being owned. In July 2026, Dr. Niksarli converted $1,150,000 in principal and accrued interest on all of the convertible notes into 2,481,354 shares of common stock.

(6) Dr. Jason Cohen is an accredited investor that purchased unregistered securities in the form of convertible notes from the Company commencing in July 2025 through July 2026 in private transactions in reliance upon Rule 506(b) of Reg D . In connection with these transactions, Dr. Cohen was issued as inducement 8,650,000 shares of common stock and 14,800,000 common stock purchase warrants, which warrants all contain a beneficial ownership limitation provision that provides that these warrants cannot be exercised, in whole or in part, if as a result of any such exercise, the holder would own in excess of 9.99% of the outstanding shares. In July 2026, Dr. Cohen converted $900,000 in principal and accrued interest on all of the convertible notes into 1,881,783 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company follows ASC 850, Related Party Disclosures (ASC:850”) for the identification of related parties and disclosure of related party transactions. At May 31, 2026 and May 31, 2025, the amounts due for related party transactions were $5,397 and $240 respectively. The single related party, Joseph Richard Moran, is a “control shareholder,” Chief Operating Officer and a founder of the Company and made various advances to cover operating expenses from time to time. During the fiscal years ended May 31, 2026 and 2025, Mr. Moran, a principal of NM & RM Corp. and Titan, both principal shareholders of the Company, was paid fees for services of $184,783 to Mr. Moran and $240,800 to NM & RM Corp. The Lonergan Law Firm was paid $165,000 for legal fees during the year ended May 31, 2026. Ocean Prospects LTD was paid $42,100 for travel expenses during the year ended May 31, 2026. John Driscoll was paid $200,000 during the year ended May 31, 2026 for consulting services. James C. DiPrima was paid $300,519 during the year ended May 31, 2026 for consulting services.

Item 14. Principal Accountant Fees and Services.

(1)	Audit Fees. Audit fees paid to Grassi & Co., CPAs for the May 31, 2026 audit are $35,962.50. There were $105,318,75 in fees billed and paid in the aggregate for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years. Audit fees paid to Dan Barton CPA PLLC for the May31, 2025 audit were $22,500 and quarterly reviews were $14,000 paid to William Hudgens CPA.

(2)

Audit-Related Fees. The Company paid $42,811.60 in fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under The fees were related to the production of accounting schedules utilized by the principal accounts in the performance of the audits.

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

(6)	If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees. The Company CFO provided all accounting functions required to complete the necessary documentation required by the principal accountants in order to render their opinion.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents filed as a part of the report:

(i)	Consolidated Balance Sheets as of May 31, 2026, and May 31, 2025;
(ii)	Consolidated Statements of Operations years ended May 31, 2026, and May 31, 2025;
(iii)	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended May 31, 2026 and May 31, 2025;
(iv)	Consolidated Statements of Cash flows for the years ended May 31, 2026 and May 31, 2025; and
(v)	Notes to the Consolidated Financial Statements.

(b) Code of Ethics, filed as Exhibit 14 hereto.

Index of Exhibits

Exhibit No.	Description
3.1	Blue Chip Capital Group, Inc. File Stamped Nevada Filing Acknowledgement dated December 18, 2020 *
3.1(a)	Blue Chip Capital Group, Inc. File Stamped Nevada Articles of Incorporation dated December 18, 2020 *
3.2	Blue Chip Capital Group, Inc. Bylaws *
4.1	Form of Common Stock Purchase Warrant *
10.1	Form of Placement Agent Agreement *
10.2	Raisewise USA Platform License Agreement dated as of April 1, 2022 *
10.3	Raisewise USA Management Services Agreement dated as of April 1, 2022 *
10.4	Raisewise Sweden Platform License Agreement dated as of April 1, 2022 *
10.5	Raisewise Sweden Management Services Agreement dated as of April 1, 2022 *
10.6	Raisewise Morocco Platform License Agreement dated as of April 1, 2022 *
10.7	Raisewise Morocco Management and Maintenance Services Agreement dated as of April 1, 2022 *
14	Code of Ethics***
21.1	List of Subsidiaries ***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* Filed with the SEC as part of the Company’s Registration Statement on August 7, 2023, which are incorporated herein.

**Filed herewith.

*** Filed on November 10, 2025 as Exhibits to the Company’s Form 10-K/A for the year ended May 31, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Chip Capital Group, Inc.

/s/: James C. DiPrima
Name:	James C. DiPrima
Title:	Chief Executive Officer
Date:	September 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name/Signature	Titles	Date

/s/: James C. DiPrima	Chief Executive Officer
James C DiPrima	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	September 4, 2026

/s/: Joseph R. Moran
Joseph R. Moran	Chief Operating Officer	September 4, 2026
/s/: John E. Driscoll
John E. Driscoll	Co-Chief Operating Officer	September 4, 2026

/s/: Shani Moran
Shani Moran	Director	September 4, 2026

/s/: Frederic Ohana
	Director	September 4, 2026

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of

Blue Chip Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Chip Capital Group, Inc. (the “Company”) as of May 31, 2026 and 2025, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026, and the results of its operations and its cash flows for the two year period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

September 4, 2026

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2026		May 31, 2025

ASSETS
Current Assets
Cash	$		$393
Total Current Assets			393
Other Assets
Software application		88,590	88,590
Total Other Assets		88,590	88,590

Total Assets		$88,590	$88,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Overdraft		111
Accounts Payable		571,538
Accounts payable-related party		340,000	105,000
Accrued officer Compensation		330,000
Accrued interest payable		180,843	22,030
Due to related parties		5,397	240
Note Payable		320,000	35,000
Convertible notes payable, net discount of $243,767 and $167,514, respectively		1,391,232	447,486
Total Liabilities		3,139,121	609,756

Stockholders’ Deficit
Preferred A Stock, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on May 31, 2026, and on May 31, 2025, respectively		100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized 104,726,400 issued and outstanding, on May 31, 2026, and 86,289,400 on May 31, 2025.		10,473	8,629
Additional paid-in capital		27,845,723	7,726,711
Accumulated deficit		(30,906,827)	(8,256,213)
Total Stockholders’ Deficit		(3,050,531)	(520,773)

Total Liabilities and Stockholders’ Deficit		$88,590	$88,983

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	May 31,	May 31,
	2026	2025
Revenues:	$-	$-

Operating Expenses:
Stock-based compensation	6,054,750	1,897,500
Inducement expense	13,149,650	3,134,145
General & Administrative expenses	2,535,200	589,325
Total Operating expenses	21,739,600	5,620,970

Loss from operations	(21,739,600)	(5,620,970)

Other income/(expenses):
Interest expense	(911,014)	(72,166)

Total Other income/(expenses)	(911,014)	(72,166)

NET LOSS	$(22,650,614)	$(5,693,136)

Net Loss Share Basic and Diluted	$(.2354)	$(.0687)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	96,225,126	82,902,668

See accompanying notes to consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred A Shares	Amounts	Common Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2024	999,999	100	81,941,400	8,194	2,476,851	(2,563,077)	(77,932)
Issuance of Common Shares for cash			500		1,000	0	1,000
Issuance of Common Shares for Convertible Notes			2,597,500	260	3,133,885	0	3,134,145
Issuance of Common Shares for services			1,750,000	175	1,897,325	0	1,879,500
Warrants granted					217,650	0	217,650
Net Loss						(5,693,136)	(5,693,136)
Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)
Issuance of Common Shares for services			4,550,000	455	6,054,295		6,054,750
Issuance of Common Shares for Convertible Notes			13,887,500	1,389	13,148,261		13,149,650

Warrants granted					828,456		828,426
Warrants for services					88,000		88,000
Net Loss						(22,650,614)	(22,650,614)
Balance May 31, 2026	999,999	100	104,726,900	10,473	27,845,273	(30,975,817)	(3,050,531)

See accompanying notes to the consolidated financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2026	May 31, 2025
Cash Flows from Operating Activities:
Net loss	$(22,650,614)	$(5,693,136)
Adjustments to reconcile net loss to net cash used in operations
Shares in lieu of compensation	6,054,750	1,897,500
Shared issued for inducement	13,149,650	3,134,145
Discount amortization	752,200	50,136
Warrants for services	88,000	-
Changes in operating assets and liabilities:
Accounts Payable related party	235,000	-
Accrued officers’ compensation	330,000
Overdraft	111
Accounts payable	571,538	8,000
Accrued Interest payable	158,815	22,030
Due to related parties	5,157	(72,025)
Net Cash Used in Operating Activities	(1,305,393)	(653,350)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	1,000
Note Payable borrowings	1,305,000	650,000
Net Cash Provided by Financing Activities	1,305,000	651,000

Net Increase (Decrease) in Cash	(393)	(2,350)

Cash at Beginning of Period	393	2,743
Cash at End of Period	$-	$393

Supplemental disclosure of cash flow information:
Shares issued for services	$6,054,750	$1,897,500
Shares issued with convertible notes	$13,149,650	$3,134,145
Warrants issued for services	$88,000	-
Non-cash Investing & Financing Activities:
Warrants issued with convertible notes	$828,454	$217,650

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the twelve months ended May 31, 2026. The Company had a net loss of $22,650,614 for the twelve months ended May 31, 2026, and an accumulated deficit of $30,906,827 as of May 31, 2026, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Software Application

Software consists of an internally developed information system for use by the Company to allow individuals to invest in various opportunities as well as present individuals to provide opportunities for potential Investors and accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software (“ASC 350-40”). Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. As of May 31, 2026, the software is within the application development phase, and all costs are currently capitalized.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. There has been no revenue recorded as of May 31, 2026, and May 31, 2025.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31,2026. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for twelve months ended May 31, 2026 and the tax years ended May 31, 2025, 2024, 2023, 2022 2021 and 2020 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately$31,595,427 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $11,058,399 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at May 31, 2026, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company is subject to taxation in the United States, New York State, and New York City. The Company's effective income tax rate differs from the combined statutory tax rate primarily due to the establishment and maintenance of a full valuation allowance against deferred tax assets. As a result, no income tax benefit was recognized on current-year operating losses.

The Company’s approximate effective income tax rate reconciliation was as follows:

U.S. federal statutory rate -21.00%

State and local income taxes -14.00%

Valuation allowance 35.00%

Effective income tax rate 0.00%

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived Assets

Long-lived assets such as property, equipment and intellectual property are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company’s internally developed intellectual property totalling $88,590, represents the software application designed to support the Company’s crowdfunding business. The application was completed and deemed operational; however, it has not yet been placed into full production or generated revenue The software remains operational and continues to serve as a strategic component of the Company’s business plan. We did not recognize any impairment losses for any periods ended May 31, 2026, and May 31, 2025.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On May 31, 2026, and May 31, 2025, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On May 31, 2026, and May 31, 2025, the amounts due for related party transactions were $5,397 and $240 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation. During the year ended May 31, 2026, the Company incurred $184,783 for services provided by Mr. Moran and $240,800 for services provided by NM & RM Corporation. The Company also incurred $165,000 in legal fees with Lonergan Law Firm, $42,100 in travel-related expenses with Ocean Prospects LTD, $200,000 in consulting fees with John Driscoll, and $300,519 in consulting fees with James C. DiPrima.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date. During the year ended May 31, 2026, the Company issued common shares in exchange for services rendered. The fair value of shares issued during the first three quarters was measured using a share price of $2.00 per share. For shares issued during the fourth quarter, the Company utilized a share price of $0.50 per share based on the fair value of the Company’s common stock at the respective issuance dates. The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 Equity – Based Payments to Non-Employees (“ASC 505-50”). Measurement of share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. During the year ended May 31,2026 the Company issued 4,550,000 Common restricted shares in connection with services provided under executive agreements with John Driscoll, James C DiPrima, The Lawrence Lonergan Law firm, Elite Remodeling and Construction, Inc. and Lomedico & Associates, Inc. Based on the terms of agreements, the shares were classified as equity instruments.

Operating Segment

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information on a consolidated basis for purposes of evaluating financial performance, allocating resources, and making operating decisions.

The Company has determined that it operates as a single operating and reportable segment. The Company’s operations consist primarily of the development, maintenance and commercialization of its technology platform and related business activities. As the Company operates as a single operating segment, all significant operating decisions and resource allocations are based upon analysis of the Company as one operating unit.

The CODM assesses performance and allocates resources based on consolidated net loss, cash flows, operating expenditures, liquidity needs, and strategic objectives. The CODM regularly reviews consolidated operating expenses, including compensation, professional fees, software and technology costs, and general and administrative expenses. The measure of segment profit or loss reviewed by the CODM is consolidated net loss, which is reported in the accompanying consolidated statements of operations.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for certain settlements of convertible debt instruments and the circumstances in which induced conversion accounting may be applied. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual reporting periods. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of common stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of May 31, 2026, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding.

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

Common Stock

There are 400,000,000 shares of Common Stock authorized and at May 31, 2026, there are 104,726,900 shares of common stock outstanding. The holders of our Common Stock are: (i) are entitled to receive dividends out of funds legally available if our Board, in its discretion, determines to declare and pay dividends; (ii) are entitled to one vote for each share held, without any cumulative voting for the election of directors; (iii) not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions; and (iv) if we become subject to a liquidation, dissolution or winding-up, are entitled to the assets legally available for distribution to the holders of our Common Stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

On July 9, 2025, the Company issued a convertible note in the principal amount of $200,000 together with 1,400,000 restricted shares of common stock and 1,200,000 common stock purchase warrants. On 7/21/25, the Company issued a convertible note in the principal amount of $25,000 together with 50,000 restricted shares of common stock. On 7/28/25 the Company issued a convertible note in the principal amount of $10,000 together with 20,000 restricted shares of common stock; and on 8/6/2025, the Company issued a convertible note in the principal amount of $100,000 together with 1,000,000 restricted shares of common stock and 800,000 common stock purchase warrants.

Each of the above convertible notes bear interest at 10% per annum and are due nine months from the date of issuance. The warrants issued as part of the convertible notes are exercisable for a period of five years at $1.25 per share. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

Stock price at issuance: $1.00

Exercise Price: $1.00

Expected term: .488 - .564 years

Volatility: 103% - 125%

Risk-free interest rate: 3.99% - 4.09%

On September 1, 2025, the Company issued 77,500 restricted shares of common stock to note holders as an inducement to the investors to extend their promissory notes. On September 1, 2025, the Company issued 400,000 restricted shares of common stock to note holders as an inducement to the investor to extend their convertible notes. On September 5, 2025, the Company issued a convertible note in the principal amount of $100,000 together with 1,100,000 restricted shares of common stock and 1,000,000 common stock purchase warrants. On September 15, 2025, the Company issued a convertible note in the principal amount of $50,000 together with 400,000 restricted shares of common stock and 200,000 common stock purchase warrants. On September 16, 2025, the Company issued 20,000 restricted shares of common stock to note holders as an inducement to the investor to extend their convertible notes.On October 6, 2025, the Company issued a convertible note in the principal amount of $10,000 together with 20,000 restricted shares of common stock and 20,000 common stock purchase warrants. On October 10, 2025, the Company issued a convertible note in the principal amount of $50,000 together with 400,000 restricted shares of common stock and 200,000 common stock purchase warrants. On October 14, 2025, the Company issued a promissory note in the principal amount of $250,000 together with 500,000 restricted shares of common stock On November 14, 2025, the Company issued a convertible note in the principal amount of $25,000 together with 200,000 restricted shares of common stock and 100,000 common stock purchase warrants.

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

Expected term: .219-.564 years

Volatility: 64%-125%

Risk-free interest rate: 3.14%- 4.09%

On December 9, 2025, the Company issued a convertible note to a private investor in the principal amount of $100,000 and, as an inducement to the investor, the Company issued 1,800,000 restricted shares of common stock and 2,000,000 common stock purchase warrants. The above convertible note bears interest at 10% per annum and is due nine months from the date of issuance. The warrants issued as part of the convertible note are exercisable for a period of five years at $0.50 per share. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .15 years

● Exercise price: $1

● Volatility: 148%

● Risk-free interest rate: 3.80%

● Dividend yield: none

On April 10, 2026, the Company issued 100,000 restricted shares of common stock to note holders as an inducement to the investors to extend their promissory notes. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .31 years

● Exercise Price: $1.00

● Volatility: 113%

● Risk-free interest rate: 3.69%

● Dividend yield: none

During the year ended May 31, 2026, the Company issued 550,000 shares of common stock for services rendered. The fair value of the restricted shares at issuance was $954,000 recognized over the contract terms of nine and twelve months. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .17-.21 years

● Exercise price: $1.00

● Volatility: 72%-100%

● Risk-free interest rate: 3.3-3.98%

● Dividend yield: none

On March 5, 2026, the Company issued a convertible note to a private investor in the principal amount of $300,000 and, as an inducement to the investor, the Company issued 6,000,000 restricted shares of common stock and 2,000,000 common stock purchase warrants. The above convertible note bears interest at 10% per annum and is due nine months from the date of issuance. The warrants issued as part of the convertible note are exercisable for a period of five years at $0.50 per share. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .4082 years

● Exercise price: $1

● Volatility: 103%

● Risk-free interest rate: 4.30%

● Dividend yield: none

On April 1, 2026, the Company issued a convertible note to a private investor in the principal amount of $50,000 and, as an inducement to the investor, the Company issued 400,000 restricted shares of common stock and 200,000 common stock purchase warrants. The above convertible note bears interest at 10% per annum and is due nine months from the date of issuance. The warrants issued as part of the convertible note are exercisable for a period of five years at $0.50 per share. The discount was determined using a Black-Scholes option pricing model based on the following assumptions:

● Stock price at issuance: $1.00

● Expected Terms: .384 years

● Exercise price: $1

● Volatility: 76%

● Risk-free interest rate: 4.30%

● Dividend yield: none

Warrants

For accounting purposes, the Company accounts for the Private Placement Warrants (i) in accordance with the guidance contained in ASC 815-40 and (ii) classified as an equity instrument. The fair values of the Private Placement Warrants were accounted for as stock purchases. Since the entries recognize the fair value of the Private Placement Warrants offset within additional paid-in capital,

On July 9, 2025 the Company issued 1,200,000 warrants in connection with a debt financing arrangement with Dr Jeffrey Cohen. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to July 9, 2030. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

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

On December 1, 2025, the Company issued 50,000 warrants in connection with a services arrangement each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.25 per share. The warrants are exercisable for a period of one year. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification.

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

On March 5, 2026 the Company issued 2,000,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to March 5,2031. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $.50

Exercise price: $.50

Expected term: 5 years

Volatility: 113%

Risk-free interest rate: 4.08%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $.39 per warrant, resulting in a total fair value of $216,667 This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

On April 1, 2026 the Company issued 200,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of 1.25 per share. The warrants are exercisable at any time prior to April 1, 2031. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $.50

Exercise price: $.50

Expected term: 5 years

Volatility: 107.67%

Risk-free interest rate: 3.91%

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $.33 per warrant, resulting in a total fair value of $28,522 This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

The total discount recorded for these warrants granted related to these notes was $828,000. The Company recognized amortization of debt discounts in interest expense totaling $752,200 and $50,137 for the twelve months ended May 31, 2026 and May 31, 2025 respectively.

			Weighted Average
		Weighted	Remaining
	Warrant Shares	Average	Contractual Term
	Outstanding	Exercise Price	(in years)

Outstanding at May 31, 2025	1,467,600	$1.20	3.00
Warrants granted	7,770,000	$1.05	4.42
Warrants exercised
Warrants expired	(667,600)
Outstanding at May 31, 2026	8,570,000	1.09	4.37
Exercisable at May 31, 2026	8,570,000

As of May 31, 2026, there were 8,570,000 warrants outstanding with a weighted average exercise price of $1.09 a weighted average remaining expiration period of approximately 3.5 years and intrinsic value of zero. There were 7,770,000 additional warrants issued and 667,600 warrants expired during year ended May 31, 2026.

NOTE 5 - CONVERTIBLE NOTES

During the period from June 1, 2025, through May 31, 2026, the Company issued and sold thirteen convertible notes to private investors as follows:

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

11. 12/09/2025 in the principal amount of $100,000;

12. 3/06/2026 in the principal amount of $300,000; and

13. 4/01/2026 in the principal amount of $50,000.

The Company agreed to issue to each of these investors as inducement restricted shares of the Company’s common stock resulting in the issuance of 13,290,000 shares of common stock. The discount arose from the warrants being issued in conjunction with the debt, with the value being amortized over the term of the debt. These notes are convertible beginning 180 days after issuance at a fixed conversion price of $0.50 per share. None of the notes were converted at the year ended May 31, 2026.

The Total of Convertible Notes was $1,635,000 and $650,000 at May 31, 2026, and May 31, 2025, respectively.

Subsequent to the year ended May 31, 2026, the Company issued to two investors three separate Convertible Notes in the aggregate principal amount of $750,000. See Note 7-Subsequent Events, below with respect to: (i) the issuances to the two investors of the $750,000 in Convertible Notes; (ii) the conversion by these investors of the total principal of $2,050,000 on all of their Convertible Notes plus total accrued interest of $131,569 into 4,363,137 shares of common stock; and (iii) the total principal of $335,000 on all outstanding Convertible Notes as of September 2, 2026.

The Convertible Notes bear interest at 10% per annum, are due nine (9) months from the Issue Date and are convertible into shares of common stock at a conversion price of $0.50 per share.

The Company recorded interest expense of $158,813 and $22,030 for the year ending May 31, 2026, and May 31, 2025, respectively.

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

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through September 2, 2026, which is the date the financial statements were available to be issued.

During the period from May 31, 2026, through September 2, 2025, the Company issued and sold to 3 investors convertible notes bearing interest at 10% per annum, each due nine (9) months from the date of issuance, as follows:

1: 7/8/2026 in the principal amount of $150,000;

2: 7/13/2026 in the principal amount of $300,000;

3: 7/14/2026 in the principal amount of $300,000;

The Company agreed to issue these investors as inducement warrants to entitle the investor to purchase on a cashless basis twenty-nine million (29,000,000) shares of the Company’s common stock having an exercise price of $.25 per warrant share which shall expire in five (5) years. On July 15, 2026, these two investors converted all of the principal on their Convertible Notes totaling $2,050,000 plus accrued interest of $131,569 into 4,363,137 shares of common stock. As a result of these conversions, at September 2, 2026, the Company has $335,000 in principal amount owed on all outstanding Convertible Notes.

