Form 10-Q
period 2026-08-31
Blue Chip Capital Group Inc.
filed 2026-10-14
CIK 1932213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 000-56751

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,090,037 common shares issued and outstanding as of October 13, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

2

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2026

(UNAUDITED)

3

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2026 (Unaudited)	May 31, 2026

ASSETS
Current Assets
Cash	$31,974	$-
Total Current Assets	31,974
Other Assets
Software application	88,590	88,590
Total Other Assets	88,590	88,590

Total Assets	$120,564	$88,590

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Overdraft	-	111
Accounts Payable	318,000	571,538
Accounts Payable-Related Party	400,251	340,000
Accrued officer Compensation	280,000	330,000
Accrued interest payable	89,968	180,843
Due to related parties	10,647	5,397
Notes Payable	320,000	320,000
Convertible notes payable, net of discount of $12,735 and 243,767 respectively	322,265	1,391,232
Total Liabilities	1,741,131	3,139,121

Stockholders’ (Deficit)
Preferred Stock A, $0.0001 par value; 1,000,000 shares authorized, 999,999 issued and outstanding on August 31, 2026, and on May 31, 2026, respectively	100	100
Common stock, $0.0001 par value; 400,000,000 shares authorized, 109,093,228 issued and outstanding, on August 31, 2026, and 104,726,400 issued and outstanding on May 31, 2026	10,910	10,473
Additional paid-in capital	30,175,183	27,845,723
Accumulated deficit	(31,806,760)	(30,906,827)
Total Stockholders’ (Deficit)	(1,620,567)	(3,050,531)

Total Liabilities and Stockholders’ (Deficit)	$120,564	$88,590

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2026	2025
Revenues:	$-	$-

Operating Expenses:
Stock-based compensation	245,500	-
Inducement expense	-	3,426,000
General & Administrative expenses	479,876	375,124
Total Operating expenses	725,376	3,801,124

Loss from operations	(725,376)	(3,801,124)

Other income/(expenses):
Interest expense	(174,557)	(163,011)

Total other income/(expenses):	(174,557)	(163,011)

NET LOSS	$(899,933)	$(3,964,135)

Net Loss Share Basic and Diluted	$(.0084)	$(0.0454)

Weighted Average Number of Common Shares Outstanding during the year Basic and Diluted	106,793,574	87,352,770

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended August 31, 2026

	Shares	Amount ($)	Shares	Amount ($)	Additional Paid-In Capital ($)	Accumulated Deficit ($)	Stockholders’ Deficit ($)

Balance May 31, 2026	999,999	100	104,726,900	10,473	27,845,723	(30,906,827)	(3,050,531)
Issuance of Common Shares for Convertible Notes Conversion			4,366,328	437	1,376,148		1,376,585
Stock-based Compensation					245,500		245,500
Warrants granted					707,812		707,812
Net Loss						(899,933)	(899,933)
Balance August 31, 2026	999,999	100	109,093,228	10,910	30,175,183	(31,806,760)	(1,620,567)

For the three months ended August 31, 2025

Balance May 31, 2025	999,999	100	86,289,400	8,629	7,726,711	(8,256,213)	(520,773)

Issuance of Common Shares for Convertible Notes			2,470,000	247	3,425,753		3,426,000
Warrants granted					275,389		275,389
Net Loss						(3,964,135)	(3,964,135)
Balance August 31, 2025	999,999	100	88,759,400	8,876	11,427,853	(12,220,348)	(783,519)

See accompanying notes to the condensed consolidated unaudited financial statements.

BLUE CHIP CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	August 31, 2026	August 31, 2025
Cash Flows from Operating Activities:
Net loss	$(899,933)	$(3,964,135)
Adjustments to reconcile net loss to net cash used in operations
Inducement Expense	-	3,426,000
Stock-based compensation	245,500	-
Amortization of debt discount	132,266	139,656
Changes in operating assets and liabilities:
Overdraft	(111)	-
Accounts payable	(253,539)	1,483
Accrued Interest payable	42,290	23,355
Accounts payable-Related party	60,251	-
Accrued Officers-Compensation	(50,000)	-
Due to related parties	5,250	3,282
Net Cash Used In Operating Activities	(718,026)	(370,359)

Cash Flows from Financing Activities:
Note Payable Borrowings	750,000	370,000
Net Cash Provided by Financing Activities	750,000	370,000

Net Increase/(Decrease) in Cash	31,974	(359)

Cash at Beginning of Period	-	393

Cash at End of Period	$31,974	$34

Supplemental disclosure of cash flow information:
Non-Cash investing and financing activities:
Shares issued for debt conversion	$1,376,585	$-
Shares issued as inducement	$-	$3,426,000
Warrants granted	$707,812	$275,389

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated no revenue for the three months ended August 31, 2026. The Company had a net loss of $899,933 for the three months ended August 31, 2026, and an accumulated deficit of $31,806,760 as of August 31, 2026, raising substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP and stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. A description of the Company’s significant accounting policies is included in the Company’s audited consolidated financial statements as of May 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s 2026 Annual Report on Form 10-K, filed with the SEC on September 4, 2026.

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

The Raisewise platform operates as a traditional crowdfunding platform with debt, equity, rewards and donations. Revenues from operations are recognized when payment is tendered. Amounts paid with a credit card are recorded in accounts and other receivables until payment is collected from the credit card processor. There has been no revenue recorded as of August 31, 2026, and August 31, 2025.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31,2026. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for twelve months ended May 31, 2026 and the tax years ended May 31, 2025, 2024, 2023, 2022 2021 and 2020 for U.S. Federal Income Tax and for the State of Nevada. The Company has net operating loss carry forwards in the amount of approximately$31,595,427 that will expire beginning in 2035. The deferred tax assets including the net operating loss carry forward tax benefit of $11,058,399 which is offset by a valuation allowance. The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits. The Company has no tax position at August 31, 2026, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company is subject to taxation in the United States, New York State, and New York City. The Company’s effective income tax rate differs from the combined statutory tax rate primarily due to the establishment and maintenance of a full valuation allowance against deferred tax assets. As a result, no income tax benefit was recognized on current-year operating losses.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2026. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Long-lived Assets

Long-lived assets such as property, equipment and intellectual property are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company’s internally developed intellectual property totaling $88,590, represents the software application designed to support the Company’s crowdfunding business. The application was completed and deemed operational; however, it has not yet been placed into full production or generated revenue The software remains operational and continues to serve as a strategic component of the Company’s business plan. We did not recognize any impairment losses for any periods ended August 31, 2026 and 2025.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets (3 years). On August 31, 2026, and August 31, 2025, the Company did not have any fixed assets.

Related Parties

The Company follows ASC 850, Related Party Disclosures (ASC 850”) for the identification of related parties and disclosure of related party transactions. On August 31, 2026, and August 31, 2025, the amounts due for related party transactions were $10,647 and $5,397 respectively. The single-related party was a shareholder and officer of the Company and made various advances to cover operating expenses when the Company was short of the required cash flow. Joseph Richard Moran is an officer of Blue-Chip Capital Group, Inc and is the Chief Executive Officer of NM & RM Corporation and Titan Corporation. During the three months ended August 31, 2026, the Company incurred $2,500 fees for services provided by Mr. Moran and $4,500 for travel for NM & RM Corporation. The Company also incurred $60,000 in legal fees with Lonergan Law Firm, $60,000 in consulting fees with John Driscoll, and $60,000 in consulting fees with James C. DiPrima.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. Equity instruments issued to non-employees are generally measured at fair value on the date the performance commitment is reached or the services are rendered, depending on the terms of the arrangement. No common shares were issued in exchange for services during the three months ended August 31, 2026.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Based upon Board resolutions at the time the Company was re-domiciled in Nevada, the Company is authorized to issue 1,000,000 shares of Preferred Stock, at a par value of $.0001 of which 999,999 shares of common stock were issued to our founders. Our Board has the authority, without further action by the stockholders, to issue up to 9,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board. As of August 31, 2026, there are 1,000,000 shares of Series A Preferred Stock authorized, of which 999,999 shares are outstanding.

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

Common Stock

There are 400,000,000 shares of Common Stock authorized and at August 31, 2026, there are 109,093,228 shares of common stock outstanding. The holders of our Common Stock are: (i) are entitled to receive dividends out of funds legally available if our Board, in its discretion, determines to declare and pay dividends; (ii) are entitled to one vote for each share held, without any cumulative voting for the election of directors; (iii) not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions; and (iv) if we become subject to a liquidation, dissolution or winding-up, are entitled to the assets legally available for distribution to the holders of our Common Stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

During the three months ended August 31, 2026, the Company issued shares of common stock upon the conversion of certain outstanding convertible notes. Additional information regarding the conversion of the notes is disclosed in Note 5.

Warrants

On June 10, 2026 the Company issued 5,000,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.25 per share. The warrants are exercisable at any time prior to July 8, 2031. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $.50

Exercise price: $.25

Expected term: 5 years

Volatility: 113.43%

Risk-free interest rate: 4.08%

On July 13, 2026 the Company issued 12,000,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.25 per share. The warrants are exercisable at any time prior to July 13, 2031. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $.50

Exercise price: $.25

Expected term: 5 years

Volatility: 111.45%

Risk-free interest rate: 3.97%

Dividend yield: none

On July 14, 2026 the Company issued 12,000,000 warrants in connection with a debt financing arrangement with a private investor. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $.25 per share. The warrants are exercisable at any time prior to July 14, 2031. The warrants were evaluated under ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging, to determine appropriate classification. Based on the terms of the warrants, including fixed exercise price and settlement in a fixed number of shares, the warrants were classified as equity instruments.

The fair value of the warrants at issuance was determined using the Black-Scholes option pricing model, which is considered an appropriate valuation technique under ASC 820, Fair Value Measurement. The following assumptions were used in the model:

Stock price at issuance: $.50

Exercise price: $.25

Expected term: 5 years

Volatility: 113.43%

Risk-free interest rate: 4.02%

Dividend yield: none

Dividend yield: none

Based on these inputs, the fair value of the warrant was estimated to be $.44 per warrant, resulting in a total fair value of $707,812.. This amount was recorded as additional paid-in capital in the equity section of the balance sheet.

The total discount recorded for these warrants granted related to these notes was $707,812. The Company recognized amortization of debt discounts in interest expense totaling $132,267 and $139,656 for the three months ended August 31, 2026 and August 31, 2025 respectively.

			Weighted Average
		Weighted	Remaining
	Warrant Shares	Average	Contractual Term
	Outstanding	Exercise Price	(in years)

Outstanding at May 31, 2026	8,570,000	$1.09	4.37
Warrants granted	29,000,000	$.25	4.84
Warrants exercised	-
Warrants expired	-
Outstanding at August 31, 2026	37,570,000	$.44	4.67
Exercisable at August 31, 2026	37,570,000

As of August 31, 2026, there were 37,570,000 warrants outstanding with a weighted average exercise price of $.44 weighted average remaining expiration period of approximately 4.7  years and intrinsic value of zero. There were 29,000,000 additional warrants issued and 0 warrants expired during three months ended August 31, 2026.

NOTE 5 - CONVERTIBLE NOTES

During the period from June 1, 2025, through August 31, 2026, the Company issued and sold sixteen convertible notes to private investors as follows:

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

13. 4/01/2026 in the principal amount of $50,000;

14: 6/10/2026 in the principal amount of $150,000;

15: 7/13/2026 in the principal amount of $300,000; and

16: 7/14/2026 in the principal amount of $300,000.

During the three months ended August 31, 2026, the Company issued to two investors three separate Convertible Notes in the aggregate principal amount of $750,000. The Company agreed to issue these investors as inducement warrants to entitle the investor to purchase on a cashless basis twenty-nine million (29,000,000) shares of the Company’s common stock having an exercise price of $.25 per warrant share which shall expire in five (5) years. On July 15,2026 and July 23, 2026, these two investors converted all of the principal on their Convertible Notes totaling $2,050,000 plus accrued interest of $131,569 into 4,363,137 shares of common stock. As a result of these conversions, at August 31, 2026, the Company has $335,000 in principal amount owed on all outstanding Convertible Notes.

The Convertible Notes bear interest at 10% per annum, are due nine (9) months from the Issue Date and are convertible into shares of common stock at a conversion price of $0.50 per share.

The Company recorded interest expense of $42,290 and $23,355 for the three months ended August 31, 2026, and August 31, 2025, respectively.

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

On June 16, 2025, the Company issued to the same private investor as the May 19, 2025 note a non-convertible promissory note in the principal amount of $35,000 with repayment in the amount of $40,000, including fixed interest of $5,000, due on January 16, 2026. As additional consideration, the Company agreed to issue this investor a common stock purchase warrant exercisable to purchase a total of 50,000 shares of common stock at an exercise price of $0.75 per share from and after the maturity date for a period of seven months. The investor agreed to extend the due date of the note to August 16, 2026.

On October 29, 2025, the Company issued a non-convertible note to a private investor in the amount of $250,000, providing for repayment in the amount of $40,000 per month, commencing on May 1, 2026 through November 30, 2026. As an inducement, the Company issued this investor 500,000 restricted shares of common stock.

On April 10, 2026, the private investor agreed to extend the due dates on May 13, 2025 and June 16, 2025 notes from December 13, 2025, and January 16, 2026, to June 13, 2026, and August 16, 2026, respectively. In consideration for these April 10, 2026 extensions, the Company agreed to increase the fixed interest from $5,000 to $10,000 on both notes and agreed to issue to this investor 50,000 restricted shares of common stock on both notes. As of the date of this Report, the additional 100,000 restricted shares have not been issued to this investor.

These notes are all still outstanding at August 31, 2026.

NOTE 7– SUBSEQUENT EVENTS

Subsequent events were evaluated through October 6, 2026, which is the date the financial statements were available to be issued.

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

The Company has yet to generate revenue from its operations during the fiscal year ended May 31, 2026 nor through the three-month period ended August 31, 2026 and it has not had any revenue since inception November 27, 2019. In order for the Company to maintain and expand its operations through the next 12 months, it may be required to: (1) successfully raise capital from its pending registration statement, declared effective by the SEC on December 1, 2023, which must be updated with a post-effective amendment that must be filed with and declared effective by the SEC; and (2) continue to raise through capital infusions through the issuance of other equity or debt securities, of a minimum of $1 million and up to $5 million.

The Company incurred a net loss for the three months ending August 31, 2026, and August 31, 2025 of ($899,933) and ($3,964,135), respectively. Cumulative losses from inception through August 31, 2026, are $(31,806,760). The Company has negative working capital for the three months ended August 31, 2026, of $(1,709,157).

During the three months ended August 31, 2026, the Company raised $750,000 from private offering of convertible notes to third-party accredited investors. During the three months ended August 31, 2025, the Company raised $335,000 from private offering of convertible notes to third-party accredited investor and $35,000 of a non-convertible note to a third-party accredited investor. The sales were made in reliance upon Rule 506(b) of Regulation D promulgated by the Commission under the Act.

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

The Company believes that it possesses the ability to meet requirements in the short term (the next 12 months from the most recent quarterly period ended August 31, 2026) as well as in the long-term (beyond the next 12 months). However, there can be no such assurance as to this belief.

Results of Operations for the Three Months Ended August 31, 2026, compared to the Three Months Ended August 31, 2025.

Operating Expenses

Operating expenses incurred for the three months ended August 31, 2026, were $899,933 compared to operating expenses of $,3,964,135 for the three months ended August 31, 2025, a decrease of $3,064,202, which is principally due to the decreased legal and accounting fees related to this Registration Statement and stock-based inducement expense.

Liquidity and Capital Resources

On August 31, 2026, the Company had a working capital deficit of ($1,709,157) compared to a working capital deficit of $(872,109) at August 31, 2025.

The Company used $718,026 in operating activities for the three months ended August 31, 2026, compared to $370,359 during the same period of the prior fiscal year. The increase is due to general and administrative expenses related to legal and accounting fees during the three months ended August 31, 2026, as discussed under Operating Expenses above.

The Company received $750,000 provided by financing activities during the three months ended August 31, 2026, compared to $370,000 provided by financing activities during the three months ended August 31, 2025. The increase is due to the issuance of convertible debt during the three months ended August 31, 2026.

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

As of the Company’s fiscal year ended May 31, 2026, and the three-month period ended August 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures over financial reporting and disclosures were not effective, due to material weaknesses in our internal control over financial reporting The identified material weaknesses relate to a lack of financial reporting close controls in place to ensure that all material transactions and developments impacting the financial statements are appropriately reflected in accordance with U.S. GAAP, including non-routine and complex accounting issues; a lack of segregation of duties in the financial reporting process; and insufficient personnel with the required skill and experience to complete the financial reporting close process. Our management and board of directors are reviewing the material weaknesses described above and developing a plan to remediate and enhance our overall control environment. In order to maintain and improve the effectiveness of its internal control over financial reporting, our efforts to remediate our material weaknesses will include:

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

Changes in Internal Controls There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended August 31, 2026 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need at least $1,200,000 per year simply to cover the administrative, legal and accounting fees, based upon our general and administrative expenses of approximately $375,000 for the quarter ended August 31, 2026. We plan to fund these expenses primarily through cash flow from operations, if and when we generate positive cash flow, of which there can be no assurance, the sale of restricted shares of our Common Stock, and the issuance of convertible notes, as well as funds raised from the offering, if successful, subject to our filing of a post-effective amendment, of which there can be no assurance.

Based on our audited financial statements for the fiscal years ended May 31, 2026, and 2025, and our interim financial statements for the period ended August 31, 2026 our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders as well as the sale of debt and equity securities. There can be no assurance that we will, in fact, generate revenue in the near term, if ever, notwithstanding our expectations, nor can there be any assurance that we will be able to continue to raise funds from the sale of debt or equity securities to private investors.

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

Based on our audited financial statements for the fiscal years ended May 31 2026 and 2025, our independent registered public accounting firms have expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue from operations and have had to rely on the infusion of capital from our founders and private investors, from time to time. There can be no assurance that we will, in fact, generate revenues from operations in the near term, if ever, notwithstanding our expectations.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

We are a development stage company and since inception, have suffered losses from development stage activities to date, are dependent upon the success of our capital raise from our IPO, subject to a post-effective amendment being filed with and declared effective by the SEC, of which there can be no assurance, in order to fulfill our business plan. We have experienced net losses in each fiscal quarter since our inception and as of the quarterly period ended August 31,2026, have an accumulated deficit of $(31,806,760).

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

None.

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

BLUE CHIP CAPITAL GROUP, INC.
(Registrant)

By:	/s/: James Charles DiPrima
Name:	James Charles DiPrima
Title:	CEO, Principal Executive Officer and Principal Financial Officer

Dated:	October 13, 2026

